Form 10-Q
period 1995-02-28
AUTOCLAVE ENGINEERS INC
filed 1995-04-13
CIK 350067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-Q


          X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 1995

                                          OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from       to

                            Commission file number 0-10095

                              AUTOCLAVE ENGINEERS, INC.

          State of                   Address and               IRS Employer
          Incorporation            Telephone Number          Identification
          Pennsylvania          2930 West 22nd Street                Number
                               Erie, Pennsylvania 16506          25-0941759
                                     814-838-5700

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                The number of shares of common stock, $.15 par value,
                   outstanding as of March 31, 1995 was 4,222,519.
                                                           Exhibit Index 13
                                                           Total Pages   15

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES

                                        INDEX


                                                                   Page No.

          Part I.     Financial Information

          Consolidated Balance Sheet --                                 3-4
          February 28, 1995 and May 31, 1994


          Consolidated Statement of Income --                             5
          Three months and nine months ended
           February 28, 1995 and February 28, 1994


          Consolidated Statement of Cash Flows --                         6
          Nine months ended February 28, 1995
           and February 28, 1994

          Notes to Consolidated Financial Statements                    7-8

          Management's Discussion and Analysis
           of Financial Condition and Results of Operations            9-12





          Part II.     Other Information                                 13


                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                          February 28, 1995 and May 31, 1994
                                (amounts in thousands)
                                     (unaudited)
     ASSETS:
                                                           02/28/95     05/31/94
     Current Assets:
       Cash and cash equivalents                           $ 2,153      $ 5,719
       Short-term investments, at cost                       7,785           17
       Accounts and notes receivable                        12,767       18,320
       Inventories                                          10,366       14,318
       Prepaid expenses and other                            2,628        3,195
       Net assets of discontinued operations,
        held for disposal                                      942           --
                                                           _______      _______

           Total current assets                             36,641       41,569
                                                           _______      _______
     Property, plant and equipment, at cost:
       Land and land improvements                              291          266
       Buildings and improvements                            5,345        6,167
       Machinery and equipment                              18,504       19,648
                                                            ______      _______

                                                            24,140       26,081

       Accumulated depreciation and amortization           (15,902)     (16,815)
                                                           _______      _______

                                                             8,238        9,266
     Property held for sale, net of accumulated
      depreciation of $1,033 and $1,166, respectively          697          996

     Investment in equity interests                            807          739

     Goodwill, net of amortization of $1,532 and
      $1,417, respectively                                   4,528        4,643

     Other assets                                              573        1,037
                                                           _______      _______

                                                           $51,484      $58,250

     See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                          February 28, 1995 and May 31, 1994
                      (amounts in thousands, except share data)
                                     (unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
                                                              02/28/95 05/31/94
     Current liabilities:
       Short-term borrowings - banks                          $ 2,222  $ 1,500
       Accounts payable, trade                                  4,058    6,627
       Accrued compensation and benefits                        1,673    3,504
       Income taxes                                               874      888
       Current installments on term debt                          483      703
       Other current liabilities                                3,104    3,219
                                                              _______  _______

           Total current liabilities                           12,414   16,441

     Term debt                                                    583      952
     Deferred income taxes                                        156      216
     Other long-term liabilities and deferred credits             682    1,278

                                                              _______  _______

           Total liabilities and deferred credits              13,835   18,887
                                                              _______  _______

     Excess of net assets acquired over cost                       --    1,642
                                                              _______  _______
     Shareholders' equity:

       Common stock, $.15 par value; authorized shares:
        12,000,000; issued shares:  4,416,193                     662      662
       Additional paid-in capital                              20,103   20,083
       Retained earnings                                       17,946   16,183
       Foreign currency translation adjustment                   (473)   1,369
                                                              _______  _______

                                                               38,238   38,297

       Less treasury stock, at cost:  198,029 shares
        and 201,573 shares, respectively                         (589)    (576)
                                                              ________ ________

           Total shareholders' equity                          37,649   37,721
                                                              _______  _______
                                                              $51,484  $58,250

     See accompanying notes to consolidated financial statements.

                     AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                     for the three months and nine months ended
                       February 28, 1995 and February 28, 1994
                      (amounts in thousands, except share data)
                                     (unaudited)
                                 Three Months Ended       Nine Months Ended
                                02/28/95     02/28/94   02/28/95    02/28/94
  Net sales                   $   19,659   $   13,510  $  52,620   $  41,798
  Operating costs & expenses:
   Cost of goods sold             12,675        9,514     34,120      28,641
   Selling and administration      5,176        4,321     14,284      12,735
   Research and development          478          321      1,306         800
                              __________   __________  __________  _________
    Operating income(loss)         1,330         (646)     2,910        (378)

  Interest income                     67           19        114          68
  Interest expense                   (88)         (95)      (296)       (343)
  Other income, net                   20           17        119          39
                              __________   __________  __________  _________
    Income(loss) from
      continuing operations
      before income taxes
      and equity interests         1,329        (705)      2,847        (614)
  Provision for(benefit from)
   income taxes                      670         (198)     1,233        (102)
                              __________   __________  _________   _________
    Income(loss) from continu-
     ing operations before
     equity interests                659         (507)     1,614        (512)
  Equity interests                    (7)          95         68          12
                              __________   __________  _________   _________
    Income(loss) from
     continuing operations           652        (412)      1,682        (500)

  Discontinued operations:
    Income from operations           718         428         581         705
    Gain on disposal                 259          --         259          --
                              __________   __________  __________  _________

  Net income                  $    1,629   $       16  $   2,522   $     205
  Per common share:
    Income (loss) from
     continuing operations    $      .15   $     (.10) $     .39   $    (.12)
    Discontinued operations:
     Income                          .17          .10        .13         .17
     Gain on disposal                .06           --        .06          --
                              __________   __________  __________  _________
    Net income                $      .38   $      .00  $     .58   $     .05
  Average shares used in
   computing earnings per
   share                       4,329,703    4,302,902  4,321,863   4,265,747
  See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS,INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                              for the nine months ended
                       February 28, 1995 and February 28, 1994
                          (amounts in thousands, unaudited)
                                                           Nine Months Ended
                                                        2/28/95       2/28/94
  Cash Flows from Operating Activities:
    Net Income                                          $ 2,522       $  205
     Adjustments to reconcile net income
      to net cash from operating activities:
       Depreciation and amortization                      2,245        2,195
       Deferred income taxes                               (430)        (191)
       Equity interests                                     (68)         (12)
       Loss on disposal of fixed assets                      28           --
       (Gain) on sale of discontinued operations           (259)          --
       Changes in assets & liabilities:
        Accounts receivable                              (1,092)        (176)
        Inventories                                      (2,741)         509
        Prepaids and other assets                          (697)        (116)
        Accounts payable and accrued liabilities          1,119          459
        Income taxes                                        347         (984)
        Other current liabilities                           245          (85)
       Change in other long-term liabilites                 373            8
       Other                                                (72)          22
                                                        _______      ________
  Net cash provided from operating activities             1,520        1,834
                                                        _______      ________
  Cash Flows from Investing Activities:
   Capital expenditures                                  (2,585)      (2,101)
   Proceeds from sale of property, plant & equip.           242           89
   Proceeds from sale of discontinued operations,
    net of cash sold                                      5,208           --
   Change in short-term investments                      (7,864)       6,633
   Other                                                    (51)        (183)
                                                        ________     ________
  Net cash provided from (used in) investing
   activities                                            (5,050)       4,438
                                                        _______      ________
  Cash Flows from Financing Activities
   Payments on long-term debt                              (343)        (570)
   Proceeds from issuance of common stock                     7            6
   Change in short-term borrowings, net                     423       (3,795)
   Cash dividends paid                                     (759)        (758)
                                                        ________      _______
  Net cash (used in) financing activities                  (672)      (5,117)
                                                        ________      _______
  Effect of exchange rate changes                           636         (501)
                                                        ________      _______
  Net increase(decrease) in cash
   and cash equivalents                                  (3,566)         654
  Cash and cash equivalents at beginning of year          5,719        3,907
                                                        _______        _____
  Cash and cash equivalents at end of period            $ 2,153       $4,561
  See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (amounts in thousands, except share data)

          1.   Significant Accounting Policies

               The financial information furnished herein is unaudited but includes all adjustments which management of the Corporation considers normal, recurring and necessary to fairly present the Corporation's financial position, results of operations, and cash flows for the periods indicated. This report should be read in conjunction with the Corporation's financial statements as reported in its Form 10-K for the fiscal year ended May 31, 1994.

          2.   Inventories

               Inventories at February 28, 1995 and May 31, 1994 consisted of the following:
                                          Feb. 28, 1995    May 31, 1994

               Raw materials                 $ 5,285         $ 4,303
               Work in process                 3,104           6,350
               Finished goods                  2,111           5,379
                                             _______         _______

                                              10,500          16,032
               Less advance payments            (134)         (1,714)
                                             ________        ________

                    Total inventories        $10,366         $14,318

          3.   Discontinued Operations

               On January 19, 1995, the Corporation sold its compressor operations in the United States and France to James Howden & Godfrey Overseas Limited (Howden) for a cash sales price of $9,064 and the forgiveness of $2,584 in debt owed by Autoclave Engineers, Inc. to Burton Corblin, S.A. (BCSA). Howden did not acquire control of Autoclave Engineers Europe
               (AEE) which was owned by BCSA and operated out of the BCSA facility in France; however, interdivisional debt of $3,122, owed by AEE to BCSA was forgiven. As the administrative and management support of AEE was previously provided by BCSA, the Corporation has determined that the continued operation of AEE without this support is not feasible. Therefore, the net assets of AEE are shown as a separate line item entitled, "Net Assets of Discontinued Operations Held for Disposal" on the Consolidated Balance Sheet. After providing for costs of the transaction, adjustments and certain obligations in connection with the sale, and an estimated $752,000 of costs to dispose of the AEE operations, the Corporation recognized a pre-tax gain of $157.

          3.   Discontinued Operations (continued)


          The following is a summary of the operating results of Burton Corblin for the periods presented:


                                     Three Months Ended Nine Months Ended
                                     2/28/95  2/28/94   2/28/95  2/28/94

          Net sales                  $9,171   $5,670    $19,792  $14,132


          Income before provision
           for income tax            $1,163   $  636    $   931  $ 1,054
          Provision for income tax      445      208        350      349
                                     ______   ______    _______  _______

          Net income                 $  718   $  428    $   581  $   705

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATION
                      (amounts in thousands, except share data)

     Discussion included herein relates to the results of continuing operations of the Corporation and the performance of its two operating groups -- the Autoclave Engineers Group of companies ("AEG") and Unit Instruments, Inc. and its subsidiaries ("Unit"); and the discontinued operations of Burton Corblin S.A. ("BCSA") and Burton Corblin North America, Inc. ("BCNA") (combined "Burton Corblin").

     RESULTS OF CONTINUING OPERATIONS

     Included in net sales for the three months and nine months ended February 28, 1995 and 1994 are the following sales by operating group:

                              Three Months Ended        Nine Months Ended
                              02/28/95  02/28/94       02/28/95  02/28/94

     AEG                       $ 6,800   $ 5,848        $19,884   $18,737
     Unit                       12,859     7,662         32,736    23,061
                              ________   _______        _______   _______

     Consolidated Net Sales    $19,659   $13,510        $52,620   $41,798


     Net sales at AEG increased $952, or $16%, in the third quarter and $1,147, or 6%, for the first nine months of fiscal 1995 from the corresponding periods in the prior year. Research product and system sales increased worldwide by $818, or 32%, in the third quarter, while remaining relatively unchanged for the first nine months of 1995 compared to 1994. Two large cold isostatic presses that had been delayed in the previous quarter were shipped in the third quarter, along with two large reaction systems. Fluid component sales increased slightly in the third quarter and first nine months of 1995 due to strengthening general economic conditions both in the United States and worldwide. The shipment of supercritical cleaning systems earlier in 1995 increased AEG's net sales by $682 for the first nine months of 1995.

     At Unit, net sales increased 68% in the third quarter and 42% for the first nine months of 1995, compared to 1994. These record levels were primarily attributable to the continuing strong activity in the semi-conductor equipment market and the excellent reception of Unit's new 1660 Metal Seal Mass Flow Controller in the market.

     AEG's cost of goods sold as a percentage of net sales decreased from approximately 75% to 65% in the third quarter of 1995 compared to 1994 and decreased from 73% to 64% in the corresponding nine-month periods. These decreases were primarily due to a reduction in personnel from the prior year, continuous quality improvement resulting in lower warranty costs, and lower operating costs resulting from a consolidation of facilities.

          Unit's cost of goods sold percentage was 64% for the third quarter of 1995 compared to 67% for the third quarter of 1994. For the nine months ended February 28, 1995 and 1994, this percentage was approximately 65% in both periods. Increased shipments of the new flow controller and other models caused the improvement in this percentage in the third quarter as fixed production overheads were absorbed over a higher volume of net sales. For the year-to-date percentage, higher manufacturing costs, primarily for direct labor and materials, the cost of quality improvements, and the cost of additional service requirements by Unit's customers offset the incremental margin on the higher sales volume during the first six months of 1995 because of contracted selling prices on the increased volume.

          On a consolidated basis, selling and administration expenses increased approximately $855 or 20% and $1,549 or 12% for the third quarter and first nine months, respectively, from 1994 levels.

          AEG's selling and administration expenses remained level for both the quarter and nine-month period. Unit's expenses increased 36% for the quarter and 23% for the first nine months, due to higher commissions and selling costs associated with the higher sales volume.

          Research and development expenses increased $157 or 49% and $506 or 63% for the third quarter and first nine months, respectively, from 1994. Most of these increases occurred at Unit, where an increased level of new product development activity has been planned for 1995.

          Interest income increased from the prior year due to the significant increase in short-term investments caused by the proceeds from the sale of discontinued operations.

          The decrease in interest expense is due to a lower level of short-term borrowings partially offset by increases in short-term interest rates.

          Other income and expense increased significantly from a gain of $39 in the first nine months of fiscal 1994 to $119 in the current year. This was due to currency fluctuations in France and Japan.

          The effective tax rate was 50.4% and 43.3% for the third quarter and year-to-date periods of 1995 compared to 28.1% and 16.6% for the same periods in the prior year. The higher-than normal effective tax rates in 1995 are due to losses at overseas subsidiaries which could not be offset against taxable income from operations in the United States.

          Equity interests represents the Corporation's share of the income or loss incurred by its joint venture, ABB Pressure Systems AB.

          DISCONTINUED OPERATIONS

          On January 19, 1995, the Corporation sold its compressor operations at Burton Corblin, S.A. (BCSA) in France and Burton Corblin North America, Inc. (BCNA) in Horsham, Pennsylvania (combined Burton Corblin) to James Howden & Godfrey Overseas Limited. See Note 3 of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10Q.

          The fiscal quarters of Burton Corblin historically ended two months earlier than the rest of the Corporation's operations.
          The Consolidated Balance Sheet at May 31, 1994 includes the accounts of Burton Corblin at March 31, 1994. The Consolidated Statements of Income and Cash Flows for the three-month and nine-month periods ended February 28, 1995 and 1994 include the results of its operations for the three-month and nine-month periods ended December 31, 1994 and 1993. Also included in the Consolidated Statements of Income and Cash Flows for the three-month and nine-month periods ended February 28, 1995 are the results of its operations for the period January 1, 1995 through the date of sale, January 19, 1995. The results of operations of Burton Corblin have been segregated from the results of the continuing operations of the Corporation and reported as a single line item "Discontinued Operations - Income from Operations" on the Consolidated Statement of Income for all periods presented.

          LIQUIDITY AND CAPITAL RESOURCES

          The Corporation generated $1,520 in cash from operations in the first nine months of fiscal 1995. Although the increase in volume resulted in more investment in working capital, improved earnings and depreciation on fixed assets more than offset this investment. In the corresponding period of fiscal 1994, $1,834 was provided from operations, primarily from the depreciation of fixed assets. These are normal operational fluctuations in these accounts.

          Cash of $5,050 was consumed in investing activities, while $4,438 was generated in the prior year. This difference is almost entirely due to the maturity of short-term investments in the prior year which were used principally to pay off short-term borrowings and the acquisition of short-term investments in the current year from the proceeds received from the sale of discontinued operations.

          Financing activities utilized cash of $672 in the current year and $5,117 in the prior year due to normal payments of term debt and quarterly cash dividends in both years and the change in short-term borrowings in 1994.

          The financial condition of the Corporation at February 28, 1995 reflected a continuing strong working capital position of $24,227 or a ratio of 2.95 to 1 compared to $25,128, or a ratio of 2.53 to 1 at May 31, 1994.

          The Corporation believes it has sufficient resources to meet all anticipated short-term capital requirements. The ratio of total liabilities to tangible net worth (i.e. shareholders' equity less goodwill, plus the excess of assets acquired over cost) was .42 to 1 at February 28, 1995 compared to .54 to 1 at May 31, 1994.

          The Corporation was not committed to any significant plant or equipment contracts at February 28, 1995.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION





          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibit 11.1 - Computation of Earnings Per Share -
                         Page 15

                    (b) Reports on Form 8-K - A report on Form 8-K dated January 19,1995 concerning the sale of 100% of the Corporation's stock holdings in Burton Corblin S.A. and Burton Corblin North America, Inc. effective January 19, 1995 was filed during the fiscal quarter ended February 28, 1995. An unaudited pro forma balance sheet as of November 30, 1994 and unaudited pro forma statements of income for the six months ended November 30, 1994 and for the year ended May 31, 1994 were included in the filing.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES



                                      SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AUTOCLAVE ENGINEERS, INC.
                                                 Registrant



          Date:  April 13, 1995     /S/William F. Schilling
                                    William F. Schilling, President
                                    and Chief Executive Officer



          Date:  April 13, 1995     /S/Thomas C. Guelcher
                                    Thomas C. Guelcher
                                    Chief Financial Officer

                                                                    EXHIBIT 11.1
                          COMPUTATION OF EARNINGS PER SHARE
                                     Three Months Ended      Nine Months Ended
                                   02/28/95    02/28/94    02/28/95   02/28/94
     Income(Loss) from con-
      tinuing operations          $  652,000 $ (412,000)  $1,682,000 $(500,000)
     Net Income                    1,629,000     16,000    2,522,000   205,000
     Earnings Per Share - Primary
     Weighted average number of
     shares outstanding            4,218,164  4,214,581    4,216,187 4,213,972
     Common share equivalents
      assuming exercise of stock
      options                        111,539     88,321      105,676    5l,775
                                  __________ __________   __________ _________
     Average shares used in
      computing earnings
      per share                    4,329,703  4,302,902    4,321,863 4,265,747
     Income(Loss) from
      continuing operations
      per share                   $      .15 $     (.10)  $      .39 $    (.12)
     Net income per share         $      .38 $      .00   $      .58 $     .05
     Earnings Per Share - Fully Diluted
     Weighted average number of
     shares outstanding            4,218,164  4,214,581    4,216,187 4,213,972
     Common share equivalents
      assuming exercise of stock
      options                        100,520     88,322      105,658    56,331
                                  __________ __________   __________ __________
     Average shares used in
     computing earnings per
     share                         4,318,684  4,302,903    4,321,845 4,270,303
     Income(Loss) from continu-
      ing operations per share    $(1)   .15 $     (.10)  $(1)   .39 $   (.12)
     Net income per share         $(1)   .38 $      .00   $(1)   .58 $    .05

         (1)This calculation is submitted in accordance with Regulation S-K, item 601(b)(11), although it is contrary to paragraph 40 of APB opinion 15 because it produces an anti-dilutive result.