Form 10-Q/A
period 1995-02-28
AUTOCLAVE ENGINEERS INC
filed 1995-06-07
CIK 350067

CONFORMED
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

                    (a) Exhibit 11.1 - Computation of Earnings Per Share - Not included in this filing

                         Exhibit 27 - Financial Data Schedule - Filed electronically - not included in paper filing.

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


                                         AUTOCLAVE ENGINEERS, INC.
                                                 Registrant


                                    /S/William F. Schilling
          Date:  April 13, 1995
                                    William F. Schilling
                                    President and Chief Executive Officer


                                    /S/Thomas C. Guelcher
          Date:  April 13, 1995
                                    Thomas C. Guelcher
                                    Chief Financial Officer