Form 10-K
period 1995-05-31
AUTOCLAVE ENGINEERS INC
filed 1995-08-29
CIK 350067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549
                                   ---------------
                                      Form 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                        For the fiscal year ended May 31, 1995

                                          OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ...............  to ..............

                            Commission file number 0-10095
                                   ---------------

                              AUTOCLAVE ENGINEERS, INC.
                (Exact name of registrant as specified in its charter)
                                   ---------------
          Pennsylvania                                           25-0941759
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)             Identification Number)
                                   ---------------

          2930 West 22nd Street                                       16506
          Erie, Pennsylvania                                     (Zip Code)
          (Address of principal
          executive offices)

          Registrant's telephone number,
          including area code:                               (814) 838-5700
                                   ---------------

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.15 par value
                              (Title of each class)
                                      Continued

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No
                            -----            -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.   X
                     -----

               On August 1, 1995, 3,436,566 shares of the Corporation's Common Stock, $.15 par value, were held by non-affiliates. The aggregate market value of such shares, computed by reference to the closing price of the Corporation's Common Stock on NASDAQ-NMS on July 28, 1995, was $48,971,066.

               4,259,650 shares of the Corporation's Common Stock, $.15 par value, were outstanding on August 1, 1995.



                         DOCUMENTS INCORPORATED BY REFERENCE


                                         None

                                         -3-
                                        PART I
          Item 1.   Business.

          GENERAL

               Autoclave Engineers, Inc. (the "Company" or "Autoclave") was incorporated in Pennsylvania in 1958 and is the successor in interest, as the result of a merger, to Autoclave Engineers, Inc., an Illinois corporation founded in 1946. From fiscal year 1986 through fiscal year 1995, the Company consisted of three independent operating segments. One segment was comprised of Burton Corblin, S.A., located in France, and Burton Corblin North America, Inc., located in the USA, collectively Burton Corblin. Burton Corblin designed and manufactured high pressure diaphragm and piston compressors and associated equipment. In January 1995, the Company sold this segment. Autoclave Products was the second business segment of the Company and was comprised of the Autoclave Engineers Group and the Autoclave Engineers Europe division, collectively Autoclave Engineers or AEG. Autoclave Engineers designed, manufactured and marketed autoclaves, compressors, valves, fittings and related systems, components and accessories principally for elevated temperatures and/or pressure applications. During the fourth quarter of fiscal 1995, the Company formalized a plan for the disposition of AEG. On August 14, 1995, the Company entered into an agreement to sell AEG to Snap-tite, Inc. The third, and only remaining business segment of the Company, is the design and manufacture of mass flow controllers ("MFC's") through the Company's Unit Instruments, Inc. ("Unit") subsidiary. MFC's are precision devices that control the flow of gases into wafer fabrication chambers that are integral in the manufacture of integrated circuits, commonly referred to as "ICs".

               Autoclave maintains its principal executive offices at 2930 West 22nd Street, Erie, Pennsylvania 16506; but, intends to relocate these offices to the facilities occupied by Unit Instruments, Inc. in Yorba Linda, California.

          DISCONTINUED OPERATIONS

               In January, 1995 the Company sold Burton Corblin to James Howden & Godfrey Overseas Limited ("Howden") for $9.1 million and the forgiveness of certain debt. A gain on this divestiture has been recorded in fiscal 1995 and the results of Burton Corblin's operations through the date of sale have been accounted for as income from discontinued operations. The Company's Autoclave Engineers Europe ("AEE") division, which was located in certain facilities of Burton Corblin in France, was not part of the sale to Howden; but management concluded that without Burton Corblin's administrative support for AEE, the continued operation of AEE was not feasible. The AEE operation has been restructured for sale; the cost of which has been charged against the results of AEG's operations for the year.

               Given the formalized plan for the disposition of AEG, this operation also has been treated as a discontinued operation for reporting purposes. The assets and liabilities relating to AEG

                                         -4-
          have been classified on the balance sheet under the heading "Assets of Discontinued Operations Held for Sale". In connection with the fourth quarter 1995 decision to dispose of AEG, the costs to restructure and dispose of AEE (previously included in the third quarter gain on the sale of Burton Corblin) were reclassified to AEG's results from discontinued operations.
          Based upon the expected net proceeds from the pending sale of AEG, a gain on sale, net of tax, is expected to be recognized in the fiscal year ending May 31, 1996. Operating results of AEG through the anticipated date of disposal are also expected to be positive.

               See Notes 1 and 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information on these discontinued operations.
          PRODUCTS
               Unit designs and manufactures MFCs that are used to control the flow of gases in the fabrication of semiconductor wafers. These wafers are produced in process chambers that require the introduction of various gases that are virtually contamination-free and are precisely controlled as to flow rate and volume. Unit produces two primary families of MFCs; Elastomeric and All-Metal. The All-Metal MFCs are typically used in more demanding process control environments and offer a higher level of contamination-free gas delivery. MFCs represented over 85% of Unit's sales for fiscal years 1995, 1994 and 1993.

               Unit also produces a line of Pressure Controllers that control the pressure of gas as it enters the fabrication chamber, gas panels that integrate various flow components into a single panel and, a Digital Power Supply, trade name DX-5, that can control up to five Mass Flow Controllers or Meters. The Company recently introduced a digital calibration device, SmartCable, that plugs-in to existing analog MFCs and provides for automatic calibration which improves gas delivery accuracy. Unit services its customer base through four domestic service centers and generates additional revenue from this service activity.

               AEG has developed complete system capability with accompanying instrumentation, sub-systems and components for use in high pressure processes and research. AEG's products include autoclaves, compressors, valves, fittings, tubing, instrumentation, controllers and related accessories. AEG also manufactures sophisticated bench-top chemical reaction systems for process research. AEG provides both standard products and specially engineered products for specific customer applications.

               AEG participates in a 50/50 joint venture agreement with the Swedish multi-national firm, ASEA Brown Boveri. The joint venture, called ABB Pressure Systems AB, located in Columbus, Ohio, markets worldwide hot and cold isostatic presses manufactured by either AEG's facility in Erie, or ASEA's Quintas Press Division in Sweden, depending upon the size and parameters of the particular press system. The joint venture gives each party access to the other's technology while providing the financial strength that this continually advancing, leading-edge technology demands.

                                         -5-
          APPLICATIONS

               Unit's products are sold principally to semiconductor manufacturers. Unit's technology has potential application in the petrochemical, fiber optic and other industries.

               AEG's products are used in research and critical production applications by a number of diverse industries, including the chemical, petrochemical, materials forming, energy, aerospace, defense and electronics industries.

          DISTRIBUTION AND MARKETING

               Unit distributes its products primarily through a direct sales and application engineering team of 24 representatives which is supplemented by several independent international distributors. The Company actively employs several methods to market its products, including regular participation in trade shows, frequent advertisement in trade journals, submission of demonstration products to selected Original Equipment Manufacturers (OEMs) and end-users for evaluation and participation in prototype development efforts by major customers for "next" generation equipment.

               Unit sells approximately 75% of its product to OEMs and the balance to end-users. OEM customers and potential customers include the world's leading manufacturers of semiconductor wafer processing equipment including Applied Materials, Lam Research, Tokyo Electron, Watkins-Johnson, Novellus and others. End-user customers and potential customers include the world's leading manufacturers of semiconductors including Intel, Motorola, IBM, AMD, Samsung, Toshiba, and Siemens.

               For fiscal year 1995, Applied Materials accounted for 37% of the continuing Company's net sales and Lam Research accounted for 18% of net sales.

               Approximately 10%, 10% and 14% of the Unit's net sales were exported from the United States in fiscal 1995, 1994 and 1993, respectively.

               AEG's marketing activities in the United States and Canada are handled by an employee field staff, the majority of whom are sales engineers, operating out of its Erie location, a direct sales office located in Texas and one sales office in Canada.
          AEG also uses domestic independent sales agents and independent distributors. Sales in foreign countries are presently handled by one direct sales office in France and by independent sales agents and independent distributors. The field sales activities are supported by an administrative staff in Erie, Pennsylvania including application engineers. AEG also markets certain of its products domestically and abroad through manufacturers' representatives.

               AEG maintains distribution warehouses for standard valves and fittings in Houston, Texas and Burlington, Canada.

                                         -6-
               The Company's standard warranty on its products covers
          repair and replacement of defective products for a period of one year from the date of shipment. The Company employs full-time field service personnel to provide repair, maintenance and warranty services for domestic and foreign customers.

          BACKLOG

               The Company's backlog for continuing operations at May 31, 1995 was approximately $3.3 million, compared to backlog at May 31, 1994 of approximately $2.4 million, General industry practice allows for orders to be rescheduled or canceled without significant penalty. Most customer orders in backlog are deliverable within one to four weeks and, accordingly, the Company's backlog at any given date is not necessarily indicative of actual sales for any succeeding period.

          INVENTORY AND WORKING CAPITAL

               Unit is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers and to buffer against extended leadtimes for certain raw materials. The Company does not provide extended payment terms to its domestic customers, but does selectively extend payments terms to certain international customers. Returns for customer convenience are not allowed by the Company.

          PRODUCT DEVELOPMENT

               Unit is a leader in the development of mass flow controllers and peripheral accessories. The Company commits substantial resources toward enhancing existing products and developing new products that establish industry standards for performance, reliability and pricing.

               For fiscal 1995, 1994 and 1993, Unit spent $1,874,000,
          $1,067,000 and $762,000, respectively, for research and development activities.

          INTELLECTUAL PROPERTY

               The Company has a policy to aggressively seek patents on new products and improvements when appropriate. Unit currently holds 14 U.S. patents and has applied for 6 additional U.S. patents.
          In addition, Unit has 8 foreign patents and 14 pending applications. Although the Company believes its patents have value and could potentially provide a competitive advantage, it believes the success of the business depends on innovation, technical expertise and know-how of its personnel, along with other factors.

                                    -7-
          COMPETITION
               The market for Unit's mass flow controllers is highly competitive. Significant competitive factors include product quality, performance and capabilities, price, delivery leadtimes, customer service and support, breadth of product offering, size of installed base and historical relationship with the customer. The Company believes that it competes favorably with respect to these competitive factors, with the primary exception of being predominantly a one-product supplier, i.e. mass flow controllers. Unit has three major domestic competitors and two Japanese competitors. Unit has a small manufacturing facility in Japan to support and augment its efforts to penetrate the Japanese market; and while some market share penetration has occurred, it is still limited. For Unit to maintain and enhance its competitive position, significant investments in engineering, manufacturing process improvements, marketing, customer service and support will be required in the future.

               Although AEG is not aware of any other single company which markets its full line of products, AEG's business is subject to intense competition. Many of AEG's competitors (including customers who may elect to manufacture high pressure systems or catalytic reaction systems for internal use) have financial, marketing and other resources greater than those of AEG. There are a number of companies that specialize in a limited number of the products manufactured by AEG.

               The most significant competitive factors with respect to AEG's products are technical performance, quality control and the engineering and sales service support experience of its personnel. Certain products sold by AEG's competitors are less expensive than comparable products sold by AEG, thereby subjecting these products to intense price competition.

          MANUFACTURING AND SUPPLIERS

               Unit designs, manufactures and assembles precision components at its own facilities but also relies on third-party suppliers for various machined parts and subassemblies. All final assembly activity is performed in cleanrooms. Unit has three manufacturing facilities: the main facility in Yorba Linda, California; and two smaller facilities in Japan and Ireland. Customers are increasingly seeking reductions in leadtimes, increases in quality and higher price/performance levels. To meet and exceed customer expectations, several manufacturing strategies have been implemented, including TQM and team benchmarking. The Company is in the process of implementing ISO 9001 certification for its Yorba Linda facility and expects this to be accomplished during fiscal year 1996.

                                         -8-
               Most materials used in Unit's products are standard items that are available from multiple sources. However, certain machined parts and raw materials are obtained from a single source or a limited number of suppliers. In addition, selected raw materials have an extended leadtime. Although the Company seeks to limit its dependency on sole or limited source suppliers and to reduce leadtimes for raw materials, the partial or complete loss of these suppliers or an abrupt change in leadtimes for raw material could have a material adverse effect on the Company's results of operations.
               The principal material used by AEG in manufacturing autoclaves, valves, fittings and related parts and equipment is stainless steel, which is purchased in a variety of shapes and is produced by AEG's raw materials suppliers in accordance with rigid chemical and physical specifications established by AEG. AEG purchases other metals such as inconel, nickel, monel, hastelloy and titanium that are used in the production of autoclaves. AEG also purchases forgings, magnets, pumps, compressors, controls and instruments.
               AEG has not experienced and does not foresee any availability problems with respect to components of such products beyond periodic shortages created by changing economic conditions.

          REGULATION
               In the U.S.A., most states require high pressure systems to comply with specifications established by the American Society of Mechanical Engineers Code ("ASME Code"), which provides technical guidelines for designing, manufacturing and quality control of the systems. Some states have additional safety code requirements for high pressure systems. Equipment used in commercial nuclear facilities is subject to quality control and quality assurance procedures established by the Nuclear Regulatory Commission. Foreign governments regulate the sale, installation and use of high pressure systems in their jurisdictions and many of their regulations vary from the ASME Code. The Corporation believes it has obtained all applicable regulatory approvals for its products.

          ENVIRONMENTAL COMPLIANCE
               The Company's facilities are subject to federal, state and local environmental control regulations. To date, compliance with environmental regulations has not had a material effect on the Company's earnings nor has it required the Company to expend significant capital expenditures. See Note 12D of Notes to Consolidated Financial Statements.

          INSURANCE
               Because some of the products of AEG are subject to extreme pressures and temperatures, there are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.

                                      -9-
               AEG endeavors to minimize its product liability exposure and insurance costs by engineering safety devices for its products, carefully monitoring incidents involving its products to determine areas where safety improvements may be made, and encouraging its customers to carry out necessary maintenance and training programs in connection with its products. Although the Company believes that it maintains adequate product liability insurance coverage obtained through various insurance companies, there is no assurance that its coverage will be sufficient to cover future claims against the Company.

          EMPLOYEES

               As of May 31, 1995, Unit had a total of 365 full-time and temporary employees, of which 294 were in manufacturing and service support, 24 in marketing, sales and applications engineering, 24 in product development, and 23 in finance and administration. In addition, the Company had 181 employees in its Autoclave Engineers Group. All current employees of AEG will be offered employment by the proposed purchaser of AEG, with the exception of approximately 6 employees involved primarily in corporate administrative functions. None of the Company's employees are represented by a union or other collective bargaining group, and the Company considers its relationship with its employees to be good.

          EXECUTIVE OFFICERS OF THE COMPANY

               The following table sets forth the names of all executive officers of the Company, their ages and their positions with the Company

               Name                Age       Positions with Corporation

          James C. Levinson        67        Chairman of the Board of
                                              Directors
          William F. Schilling     53        Director; President and Chief
                                              Executive Officer; President
                                              of Autoclave Engineers Group
          Michael J. Doyle         42        Director; President and
                                              Chief Executive Officer
                                              of Unit Instruments, Inc.
          Thomas C. Guelcher       55        Vice President, Corporate
                                              Development and Chief
                                              Financial Officer
          John G. Sontag           46        Treasurer, Secretary and
                                              Corporate Controller

                                      *   *   *

               Mr. Levinson has served as a director of the Company since 1961 and was President and Chief Executive Officer from 1966 until April 30, 1992.

               Dr. Schilling joined AEG in June 1989 as assistant to the President of AEG. He became Executive Vice President of AEG in April 1990 and was named President of AEG, effective June 1, 1991. On April 30, 1992, he was named President and Chief Executive Officer of the Company.

               Mr. Doyle has served as a director of the Company since 1984. Mr. Doyle was a co-founder of Unit in 1980 and has served since that date as Unit's President and Chief Executive Officer.

               Mr. Guelcher joined the Company in 1989. Prior to that he held various managerial positions during his 23 years of service at International Paper, formerly Hammermill Paper Co., the last being Treasurer.

               Mr. Sontag has been Treasurer since 1982, Secretary since 1985 and Corporate Controller since 1989.

                                      *   *   *

               Each officer holds office until his successor is elected or until his death, resignation or removal.

               Mr. Levinson is the husband of Marilyn G. Levinson, a director of the Company. There are no other family relationships between any officers and directors.

          Item 2 - Properties

               Unit leases an 80,000 square foot facility in Yorba Linda, California for manufacturing and support activities. This lease expires in 2001 but provides for renewal options. Unit owns a 4,000 square foot manufacturing facility in Dublin, Ireland; leases a 2,850 square foot manufacturing facility in Tokyo, Japan; and has four leased service centers in San Jose, California; Tempe, Arizona; Dallas and Austin, Texas.

               The Company owns a 60,000 square foot building in Erie, Pennsylvania and also owns, or leases under a long-term capital lease from the Erie County Industrial Development Authority, other contiguous buildings with approximately 40,000 square feet. The lease with Erie County Industrial Development Authority expires in 1998. Under terms of this lease, the Company has the right to purchase for a nominal sum the property to which this lease is related at the lease expiration date. The Company also owns a 12,000 square foot facility in Oxford, Pennsylvania that is being leased to a third party. The Company will transfer its interest in the above property to the buyer of AEG.

               The Company's domestic manufacturing operations are being utilized generally on one full shift and partial second and third shifts, while the foreign operations operate on a single shift. Management believes that the Company's existing facilities will be adequate for its immediate needs.

          Item 3.   Legal Proceedings.

               Unit is not a party to any claims or legal proceedings.

               AEG is involved in a number of claims and legal proceedings of a nature considered normal to its business, principally product liability matters. Certain of these cases seek damages which, if awarded, would require sizeable payments. While it is not feasible to predict the outcome of these actions with certainty, management of the Company, based upon available information, believes that any liability that may arise from these proceedings will not have a material adverse effect on the consolidated financial condition or projected results of operations of the Company.

          Item 4.   Submission of Matters to a Vote of Security Holders.

               During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                       PART II


          Item 5. Market for the Company's Common Equity and Related Stockholder Matters.


                              Common Equity Market Data


          The Common Stock of Autoclave Engineers, Inc. is traded in the over-the-counter market through the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ-NMS). The Company's NASDAQ-NMS symbol is ACLV. High and low closing prices for the Company's Common Stock, as reported on NASDAQ-NMS, and cash dividends paid per share, for the fiscal quarters indicated, were as follows:

                  Period                 High       Low   Dividends Paid

          1994 First Quarter            $ 8.00    $ 7.00     $.06
               Second Quarter            10.00      7.375     .06
               Third Quarter              9.75      7.25      .06
               Fourth Quarter             8.75      6.00      .06

          1995 First Quarter            $ 9.25    $ 7.375    $.06
               Second Quarter             9.50      8.50      .06
               Third Quarter             10.00      8.00      .06
               Fourth Quarter            13.625     8.75      .06


          The Company had 414 holders of record of its Common Stock on May 31, 1995.

          Under the covenants of one the Company's term debt agreements, the aggregate amount of dividends that can be paid in any fiscal year cannot exceed $1,100,000, subject to renegotiation in the event of an additional stock issuance. (See Note 6 of Notes to Consolidated Financial Statements.)

                                         -13-


     Item 6. Selected Financial Data - (in thousands, except per share data)

     The following table provides a comparison of financial results for each of the five fiscal years in the period ended May 31, 1995.
                                        Fiscal Year Ended May 31
                                 1995      1994      1993     1992       1991

     Net sales(1)              $48,256   $33,141   $23,965   $21,500   $23,511
     Income(loss) from
      continuing operations
      before cumulative
      effect of accounting
      change(1)                    705      (212)   (1,610)     (696)     (706)
     Discontinued operations
       Income, net              1,334     1,186     1,715     1,971      (274)
       Gain on disposal, net      963        --        --        --        --
     Net income(loss)           3,002     1,198       105     1,275      (980)
     Earnings per share:
       Income(loss) from
        continuing operations
        before cumulative
        effect of accounting
        change(1)                  .16      (.05)     (.38)     (.16)     (.17)
       Discontinued opera-
        tions                     .53        --        --        --        --
       Net income(loss)           .69       .28       .02       .30      (.23)
     Cash dividends
      declared per share          .24       .24       .24       .30       .24
     Average shares used in
      computing earnings
      per share                 4,340     4,268     4,233     4,243     4,178
     Working capital          $27,573   $25,128   $26,210   $26,605   $26,716
     Total assets              51,902    58,250    61,823    61,292    63,845
     Long-term debt               453       952     1,417     3,152     3,623
     Shareholders' equity      38,478    37,721    38,087    38,894    38,623

          (1)Reclassified to reflect continuing operations. See Notes 1 and 2 of Notes to Consolidated Financial Statements for information on discontinued operations.

          During fiscal 1993, the Company changed its method of valuing certain inventories from the last-in, first-out method to the first-in, first-out method. The selected financial data for the fiscal years 1991 and 1992 have been restated to reflect this change in accounting principle. The impact on net earnings for each of the restated years was: a decrease of $235,000, or $.06 per share in 1992 and a decrease of $460,000, or $.11 per share in 1991.

                                         -14-
          In fiscal 1994, the Company changed the method of accounting for overhead costs in certain inventories. Prior to 1994, costs related to material processing and handling activities were applied to production as a function of direct labor incurred; however, effective in 1994, they were applied based on their relationship to material costs incurred. The cumulative effect of adopting this change as of June 1, 1993 is included in the net income and net income per share for the fiscal year ended May 31, 1994. Prior years' financial data have not been restated.

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               (Amounts in thousands, except share data)
          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes related thereto. All information is based on Autoclave Engineers' fiscal year.

     Results of Operations
          The following table sets forth, for the periods indicated:  (i)
     certain income and expense items expressed as a percentage of the Company's sales from continuing operations; and (ii) the percentage change in the dollar amounts of such items from year to year:
                                                                 Year-to-Year
                                        Percentage of Net Sales  Increase(Decr)
                                        -----------------------  --------------
                                         1995    1994    1993    94-95  93-94
                                         ----    ----    ----    -----  -----

     Sales                              100.0%   100.0%  100.0%  45.6%   38.3%
     Cost of Sales                       64.3     65.1    68.0   43.8    32.3
     Selling and administration
      expenses                           27.6     30.1    38.7   33.4     7.6
     Restructuring costs                  2.5       --      --    N/M      --
     Research and
      development expenses                3.9      3.2     3.2   75.6    40.0
     Income(loss) before income taxes     1.9      0.6    (8.5)   N/M     N/M
     Income(loss) from continuing
      operations                          1.5       --    (6.7)   N/M     N/M

     N/M - Not Meaningful

          1995 Compared to 1994

               Sales from continuing operations increased 46% to $48,256 for fiscal year 1995 reflecting, in part, the continuation of the strong upturn in the semiconductor equipment market that began in 1993. The Company introduced two new metal seal mass flow controller ("MFC") models in fiscal 1994 that gained excellent market acceptance during the current fiscal year. These new products accounted for the majority of the sales increase for the year. In addition, average selling prices were generally higher for the current fiscal period as compared to the prior year period. The Company's older model MFCs recorded lower unit sales for the year but favorable mix and high average selling prices resulting in stable revenue for the current period. Sales from the Company's offshore operations were also stable for the fiscal year.

               Cost of sales, as a percent of sales, decreased slightly to 64% from the prior year's 65%. This decrease was attributable to marginally lower overhead, as a percent of sales, at the Company's main manufacturing facility in Yorba Linda, California because of significantly higher volume levels. This improvement was partially offset by higher expenses at the Company's facility in Japan.

               Selling and administration expenses and restructuring costs increased $4,564 or 46% over the prior fiscal year. Unit recorded higher expenses because of increased volume levels but these expenses, as a percent of sales, decreased over the prior year period. These expenses were $1,841 higher for the fiscal year because of certain expenses associated with the restructuring of the Company's corporate office activities, including $1,230 in severance and related costs recorded in the fourth quarter of 1995, which are expected to be paid in the second quarter of 1996. The Company anticipates that corporate expenses will decrease in the subsequent fiscal year as Unit assumes these functions and certain cost savings are realized.

               Research and development expenses increased 75% over the prior year and increased as a percent of sales to 3.9% in fiscal 1995 from 3.2% for fiscal 1994. These higher expenses represent additional staffing and increased development activity directed toward product enhancements and new products.

               Interest income increased to $230 in 1995 compared to $66 in 1994. The increase in interest income was attributable to higher cash balances generated from the sale of Burton Corblin in 1995 which were offset, to a limited extent, by generally lower interest rates. Interest expense decreased to $339 from $448 because of lower average borrowings outstanding and lower interest rates on these borrowings.

               The effective rate for income tax provided in 1995 was approximately 25% compared to a 199% rate in the prior year.
          The prior year rate was adversely impacted because of low pre-tax income, the inclusion, for tax purposes, of nondeductible foreign losses and other expense items, including goodwill and business meal expenses, the adjustment of prior accruals, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 109 - Accounting for Income Taxes.

               Effective June 1, 1993, the Company adopted prospectively SFAS No. 109. This Statement required the Company to change its method of accounting for income taxes from the deferred method to the liability method which requires the recognition of deferred tax assets and liabilities for the estimated future taxes payable or recoverable, arising from temporary differences between the tax bases of assets and liabilities and their financial statement bases. The effect of adopting SFAS No. 109 was an increase to the provision for income tax on continuing operations of approximately $162 and a decrease on discontinued operations of $25.

               The Company's results of operations may be affected in the future by a variety of factors including: the dependency of sales on a few large customers, product mix, new product introductions by the Company and the Company's competitors, operating expenses and the scheduling of orders by customers. In addition, the Company's results could be affected by demand for semiconductor equipment, which has experienced strong growth the past two years, and technology changes in the market.

               During the third quarter of fiscal 1995, the Company sold its compressor operations in the United States and France and recorded a gain on disposal of this business segment. During the fourth quarter, the Company recorded additional reserves for this discontinued operation. Under the terms of the sale agreement, the Company has retained certain known product warranty exposures and has provided a commitment for the realization of purchased assets, primarily accounts receivable. The current estimate of these costs is $225,000 which has been provided for in 1995. Approximately $365,000 of the proceeds from the sale remain in escrow until settlement or realization of these contingencies.

               In the fourth quarter of fiscal 1995, the Company developed a plan for the disposition of its Autoclave Engineers Group ("AEG") business segment. Accordingly, this operation has been accounted for as a discontinued operation for year-end reporting purposes. A definitive agreement for sale has since been executed, and based upon management's estimation of net proceeds from the sale of AEG and associated costs relating to this sale, a gain on disposal is probable and will be recorded when realized, expected to be during the second quarter of fiscal 1996.

          1994 Compared to 1993

               Sales from continuing operations increased 38% to $33,141 for fiscal year 1994 as compared to the prior year's sales of $23,965. Sales of MFCs were favorably impacted by a strong upturn in the semiconductor equipment market and the introduction of two new metal seal MFC models that received good market acceptance. Sales into the Japanese market recovered modestly over the prior year because of increased activity in the semiconductor market as did sales into the European market through the Company's subsidiary in Ireland.

               Cost of sales, as a percent of sales, decreased to 65% from the prior year's 68%. This decrease in cost of sales resulted from several factors: the absorption of fixed overhead costs at the Company's main manufacturing facility in Yorba Linda over significantly higher sales volume; increases in manufacturing efficiencies; and, the favorable impact of new pricing arrangements on certain long-term contracts. Lower cost of sales at the Company's facility in Japan also contributed to the overall improvement in the current fiscal year.

               Selling and administration expenses increased $705 or 8% over fiscal year 1993 but declined dramatically, as a percent of sales, to 30% from almost 39% the prior year. Unit recorded higher expenses for sales commissions and sales support activities because of higher sales levels while Corporate expenses declined marginally, reflecting the impact of tight expense controls.

               Research and development expenses increased 40% over the prior year but remained constant, as a percent of sales, at 3.2%. These higher expenses were directed toward a new model development, product enhancements and continued work on advanced sensor technology.

               Interest income declined compared to the prior year because of lower interest rates and a decrease in average cash balances available for investment. Interest expense rose slightly because of higher average borrowings outstanding during the fiscal year. Other income dropped for the fiscal year to $70 from $563 the prior year because of lower foreign currency exchange gains and the recording, in fiscal 1993, of a $263 pre-tax gain on the sale of stock in Autoclave Toll Services Limited.

               Income taxes were provided for at a 199% rate in 1994 as compared to 21% benefit in fiscal 1993. The 1994 rate was adversely impacted by the factors previously mentioned. See Note 7 of Notes to Consolidated Financial Statements for a reconciliation of the effective tax rate for each fiscal year to the normal federal statutory rate of 34%.

          Liquidity and Capital Resources

               Cash and short-term investments increased by $3,648 to $9,384 at May 31, 1995. During the third quarter, the Company sold its Burton Corblin subsidiary and received cash proceeds of $8,312. Accounts receivable and inventory balances at Unit increased approximately $4.6 million during the year in support of rapidly increasing sales. This trend is expected to continue during fiscal 1996.

               Unit's capital expenditures were approximately $2.8 million in the current fiscal year and are projected to be in the four to five million dollar range over the next several years. These expenditures are primarily required to augment manufacturing capacities and capabilities in the production of MFCs. At May 31, 1995, the Company was not committed to any significant plant or equipment contracts except $850 for construction of an additional clean room at the Yorba Linda, California facility.

               For fiscal 1995, research and development expenditures totaled $1,874 which was a 76% increase over the prior year. The Company anticipates that research and development charges will increase by approximately 50% in the coming fiscal year and will remain at a relatively high level for the foreseeable future.

               In addition to the $9,384 cash and cash equivalents balances at year-end, the Company had approximately $5.7 million available under domestic credit facilities at May 31, 1995. In addition, the Company expects to realize approximately $13 million in cash from the sale of AEG during the second fiscal quarter of 1996. The Company believes that these cash resources are adequate to meet its near-term financing needs.

          Item 8.   Financial Statements and Supplementary Data.


                          Report of Independent Accountants




          To the Shareholders and the
          Board of Directors of Autoclave Engineers, Inc.


          In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 14(a) 1 and 2 on page 56 present fairly, in all material respects, the financial position of Autoclave Engineers, Inc. and its subsidiaries at May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

          As discussed in Note 4 to these Consolidated Financial
          Statements, the Company changed its method of accounting for overhead costs in certain inventories in fiscal 1994.




          Price Waterhouse LLP
          600 Grant Street
          Pittsburgh, Pennsylvania 15219
          August 15, 1995

                                         -20-
                           CONSOLIDATED STATEMENT OF INCOME
                For the Fiscal Years Ended May 31, 1995, 1994 and 1993
                      (amounts in thousands, except share data)
                                                1995        1994        1993
     Net sales                               $48,256     $33,141     $23,965
     Operating costs and expenses:
      Cost of goods sold                      31,011      21,565      16,295
      Selling and administration              13,317       9,983       9,278
      Restructuring costs                      1,230          --          --
      Research and development                 1,874       1,067         762
                                             -------     -------     -------
          Operating income(loss)                 824         526      (2,370)
     Interest income                             230          66         152
     Interest expense                           (339)       (448)       (385)
     Other income, net                           222          70         563
                                             -------     -------     -------
     Income(loss) from continuing
      operations before income taxes,
      and cumulative effect of
      accounting change                          937         214      (2,040)
     Provision for(benefit from)
      income taxes                               232         426        (430)
                                             -------     -------     -------
     Income(loss) from continuing
      operations before cumulative
      effect of accounting change                705        (212)     (1,610)
     Discontinued operations:
      Income, net of income tax provision      1,334       1,186       1,715
       of $1,119, $684 and $1,004 in 1995,
       1994 and 1993, respectively
      Gain on disposal, including tax            963          --          --
       benefit of $171
     Cumulative effect to June 1, 1993
      of change in accounting for
      certain overhead costs, net of
      income tax provision of $125                --         224          --
                                             -------     -------     -------
     Net income (loss)                       $ 3,002     $ 1,198     $   105
                                             =======     =======     =======
     Per common share:
      Income(loss) from continuing
       operations before acct'g. change      $  0.16     $ (0.05)    $ (0.38)
      Discontinued operations:
       Income                                   0.31        0.28        0.40
       Gain on disposal                         0.22          --            --
      Cumulative effect of
        accounting change                         --        0.05          --
                                             -------     -------     -------
      Net income(loss)                       $  0.69     $  0.28     $  0.02
                                             =======     =======     =======
       Average shares used in computing
        earnings per share                 4,340,384   4,267,533   4,233,489
                                             =======     =======     =======
     The accompanying notes are an integral part of the consolidated financial statements.

                                         -21-


                              CONSOLIDATED BALANCE SHEET
                                May 31, 1995 and 1994
                      (amounts in thousands, except share data)


     Assets                                                 1995         1994
                                                         -------      -------
     Current assets:
       Cash and cash equivalents                         $ 4,465      $ 5,719
       Short-term investments, at cost                     4,919           17
       Accounts and notes receivable                       9,543       18,320
       Inventories                                         8,440       14,318
       Prepaid expenses and other                          1,569        3,195
       Net assets of discontinued operations held
        for sale                                          11,072           --
                                                         -------      -------
         Total current assets                             40,008       41,569
                                                         -------      -------
     Property, plant and equipment, at cost:
       Land and improvements                                  --          266
       Buildings and improvements                          2,346        6,167
       Machinery and equipment                             9,338       19,648
                                                         -------      -------
                                                          11,684       26,081
       Accumulated depreciation and amortization           5,740       16,815
                                                         -------      -------
                                                           5,944        9,266
       Construction-in-progress                              880           --
                                                         -------      -------
                                                           6,824        9,266
                                                         -------      -------
     Property held for sale, net of accumulated
      depreciation of $1,166                                  --          996
     Investment in equity interests                           --          739
     Goodwill, net of accumulated amortization
      of $1,571, 1995; $1,417, 1994                        4,490        4,643
     Other assets                                            580        1,037
                                                         -------      -------
                                                         $51,902      $58,250
                                                         =======      =======


     The accompanying notes are an integral part of the consolidated financial statements.

                                         -22-

                              CONSOLIDATED BALANCE SHEET
                                May 31, 1995 and 1994
                      (amounts in thousands, except share data)

                                                           1995         1994
                                                         -------      -------
     Liabilities and Shareholders' Equity
     Current liabilities:
       Short-term borrowings - banks                     $    --      $ 1,500
       Accounts and notes payable - trade                  3,139        6,627
       Accrued compensation and benefits                   1,560        3,504
       Income taxes                                          672          888
       Current installments on term debt                   3,156          703
       Other current liabilities                           3,908        3,219
                                                         -------      -------
         Total current liabilities                        12,435       16,441
     Term debt                                               453          952
     Deferred income taxes                                    77          216
     Other long-term liabilities and deferred credits        459        1,278
                                                         -------      -------
                                                          13,424       18,887
                                                         -------      -------
     Excess of net assets acquired over cost                  --        1,642
                                                         -------      -------
     Commitments and contingencies (Note 12)
     Shareholders' equity:
       Common stock, $.15 par value; authorized shares
        12,000,000; issued: 4,416,193 shares                 662          662
       Additional paid-in capital                         20,413       20,083
       Retained earnings                                  18,171       16,183
       Foreign currency translation adjustment              (252)       1,369
                                                         -------      -------
                                                          38,994       38,297
       Less treasury stock, at cost: 173,888 shares,
        1995; 201,573 shares, 1994                          (516)        (576)
                                                         -------      -------
         Total shareholders' equity                       38,478       37,721
                                                         -------      -------
                                                         $51,902      $58,250
                                                         =======      =======







     The accompanying notes are an integral part of the consolidated financial statements.

                                         -23-
                          CONSOLIDATED STATEMENT OF CASH FLOW
                For the Fiscal Years Ended May 31, 1995, 1994 and 1993
                                (amounts in thousands)
                                                        1995     1994     1993
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                     $ 3,002  $ 1,198  $   105
        Adjustments to reconcile net income
         to net cash provided from operating
         activities:
         Cumulative effect of accounting change, net      --     (224)      --
         Depreciation and amortization                 2,850    2,906    3,240
         Deferred income taxes                          (828)     (96)    (158)
         Equity interests                               (758)     103       71
         Changes in assets and liabilities, net
            of effect of business sold:
          Accounts receivable                         (1,634)  (2,050)   5,287
          Inventories                                 (2,817)    (478)       2
          Prepaids and other assets                      312     (626)    (303)
          Accounts payable and accrued liabilities     4,232    2,188   (1,543)
          Income taxes                                   283     (113)     427
          Other current liabilities                      (34)     (50)     (55)
        Loss on disposal of property,
         plant and equipment                              15       73       91
        Gain on sale of business                        (963)      --     (263)
        Other                                            188       63     (281)
     Net cash provided from operating activities       3,848    2,894    6,620
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                           (4,548)  (2,363)  (3,118)
       Proceeds from sale of property, plant
        and equipment                                    256       99       11
       Proceeds from sale of business, net of cash     4,456       --    1,596
       Change in short-term investments               (4,998)   6,611   (6,268)
       Other                                              89     (210)    (248)
     Net cash provided from (used in)
      investing activities                            (4,745)   4,137   (8,027)
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on long-term debt                       (459)    (431)    (435)
       Proceeds from issuance of long-term debt           --       --      483
       Change in short-term borrowings, net              556   (3,467)   3,946
       Cash dividends paid                            (1,014)  (1,011)  (1,007)
       Other                                             141        7      212
     Net cash provided from (used in)
      financing activities                              (776)  (4,902)   3,199
     Effect of exchange rate changes on
      cash and cash equivalents:                         419     (317)     (68)
     Net increase(decrease) in cash and
      cash equivalents                                (1,254)   1,812    1,724
     Cash and cash equivalents at beginning of year    5,719    3,907    2,183

     Cash and cash equivalents at end of year        $ 4,465  $ 5,719  $ 3,907

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                 $   339  $   269  $   495
       Income taxes paid                             $ 2,168  $ 1,441  $   296
     The accompanying notes are an integral part of the consolidated financial statements.

                                         -24-

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Fiscal Years Ended May 31, 1995, 1994 and 1993
                      (amounts in thousands, except share data)
                                                   Foreign
                                                   Currency
                               Addi-               Trans-
                       Common  tional              lation
                       Stock   Paid-In   Retained  Adjust-   Treasury
                       Issued  Capital   Earnings  ment      Stock      Total
                       ------ --------   --------  --------  --------   -------

     Balance at
     May 31, 1992      $662   $19,956    $16,898   $2,047    $(669)     $38,894

     Transactions
     during the
     fiscal year
     ended 5/31/93:
      Net income                             105                            105
      Dividends, $.24
       per share                          (1,007)                        (1,007)
      Issuance of
       31,818 shares of
       common stock
       upon exercise of
       stock options              123                           90          213
      Foreign currency
       translation
       adjustment                                    (118)                 (118)
                       ----   -------    -------   -------   ------     -------
     Balance at
      May 31, 1993     $662   $20,079    $15,996   $1,929    $ (579)    $38,087










     The accompanying notes are an integral part of the consolidated financial statements.

                                         -25-

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Fiscal Years Ended May 31, 1995, 1994 and 1993
                      (amounts in thousands, except share data)

                                                   Foreign
                                                   Currency
                               Addi-               Trans-
                       Common  tional              lation
                       Stock   Paid-In   Retained  Adjust-   Treasury
                       Issued  Capital   Earnings  ment      Stock      Total
                       ------  -------   --------  --------- --------   -------
     Balance at
      May 31, 1993     $662   $20,079    $15,996   $1,929    $(579)     $38,087
     Transactions
     during the
     fiscal year
     ended
     May 31, 1994:
      Net income                           1,198                          1,198
      Dividends, $.24
       per share                          (1,011)                        (1,011)
      Issuance of
       1,000 shares of
       common stock
       upon exercise of
       stock options                3                            3            6
      Tax benefit from
       compensation
       arising from
       exercise of
       stock options                1                                         1
      Foreign currency
       translation
       adjustment                                    (560)                 (560)
                       ----   ------     -------   -------   ------     --------
     Balance at
      May 31, 1994     $662   $20,083    $16,183   $1,369    $(576)     $37,721
                       ====   =======    =======   ======    ======     =======






     The accompanying notes are an integral part of the consolidated financial statements.

                                         -26-
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Fiscal Years Ended May 31, 1995, 1994 and 1993
                      (amounts in thousands, except share data)
                                                   Foreign
                                                   Currency
                               Addi-               Trans-
                       Common  tional              lation
                       Stock   Paid-In   Retained  Adjust-   Treasury
                       Issued  Capital   Earnings  ment      Stock      Total
                       ------ --------  --------   --------  --------   -------
     Balance at
     May 31, 1994      $662   $20,083    $16,183   $1,369    $(576)     $37,721
     Transactions
     during the
     fiscal year
     ended 5/31/94:
      Net income                           3,002                          3,002
      Dividends, $.24
       per share                          (1,014)                        (1,014)
      Issuance of
       31,815 shares of
       common stock
       upon exercise of
       stock options              100                           94          194
      Purchase of 3,630
       shares of common
       stock for treasury                                      (34)         (34)
      Tax benefit from
       compensation arising
       from exercise of
       stock options               55                                        55
      Issuance of 100,000,
       4 year,warrants for
       common stock at an
       exercise price of
       $8.925 to a financial
       advisory firm                         175                            175
      Relief of translation
       adjustment balance
       applicable to
       discontinued
       operations                                  (1,626)               (1,626)
      Current year
       translation activity                             5                     5
                       ----   -------    -------   ------    ------     -------
     Balance at
      May 31, 1995     $662   $20,413    $18,171   $ (252)   $ (516)    $38,478
                       ====   =======    =======   ======    =======    =======
     The accompanying notes are an integral part of the consolidated financial statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands, except share data)


          1.   SIGNIFICANT ACCOUNTING POLICIES

               The following is a summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements.

          PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of Autoclave Engineers, Inc. and its subsidiaries (the Company). The fiscal year for the Company is a twelve-month year ending on May 31.

               The Company sold its Burton Corblin operations in January 1995 and has developed a plan to sell the Autoclave Engineers Group (AEG). Both of these operations have been accounted for as discontinued operations in the accompanying financial statements. The Consolidated Statement of Income reflects the results from the continuing operations of Unit Instruments, Inc. and its subsidiaries and corporate activities while the results of the discontinued operations have been segregated and shown separately for all years presented. The net assets of AEG including related deferred taxes have been classified as a single line item on the Balance Sheet at May 31, 1995. Prior years' information for discontinued operations on the Consolidated Balance Sheet and Consolidated Statement of Cash Flow has not been reclassified or restated.

               The Company has a 50% interest in ABB Pressure Systems AB and had a one third interest in a corporate joint venture in Germany, both accounted for on the equity method. The interest in the German joint venture was terminated as of June 30, 1994, with an immaterial effect.

               All material intercompany accounts and transactions are eliminated in consolidation.

          CASH AND CASH EQUIVALENTS

               The Company's policy is to include cash and all time deposits and marketable securities with an initial maturity of three months or less in cash and cash equivalents.

          INVENTORY VALUATION

               Inventories are carried at the lower of cost or market with cost being determined on the first-in, first-out method.

          PROPERTY, PLANT AND EQUIPMENT

               The Company computes depreciation for financial statement purposes principally on the straight-line method.

               Repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized. The cost of property, plant or equipment replaced, retired, or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts. Any resulting gain or loss, after giving effect to salvage and removal costs, is added to or deducted from income.

          GOODWILL

               Goodwill relates to continuing operations and is amortized on a straght line basis over a period of forty years from the date of the related business combination.

          REVENUE RECOGNITION

               The Company recognizes income principally on the completed contract basis.

          EARNINGS PER SHARE

               Earnings per share is computed using the average number of shares outstanding during each period plus common share equivalents which would arise from the exercise of stock options and stock warrants
          .
          PRODUCT WARRANTY COSTS

               The Company expenses product warranty costs principally when incurred; however, prospective product warranty costs on significant contracts are provided for at the time management determines that such costs are likely to be incurred and can be reasonably estimated.

          2.   DISCONTINUED OPERATIONS

               On January 19, 1995, the Company sold its Burton Corblin compressor operations in the United States and France to James Howden & Godfrey Overseas Limited (Howden) for a cash sales price of $9,064 and the forgiveness of $2,584 in debt owed by Autoclave Engineers, Inc. to Burton Corblin, S.A. (BCSA). Howden did not acquire control of Autoclave Engineers Europe (AEE) which was owned by BCSA and operated out of the BCSA facility in France; however, interdivisional debt of $3,122, owed by AEE to BCSA was forgiven. The transaction resulted in an after tax gain of $963 after provision for certain estimated costs.

                                         -29-
          2.   DISCONTINUED OPERATIONS (continued)
               In May 1995, the Board of Directors of the Company developed a plan to dispose of the Autoclave Engineers Group (AEG) or Autoclave Products business segment. This segment also has been treated as a discontinued operation at May 31, 1995. Based on the terms of a definitive agreement subsequently reached with a prospective buyer of AEG, a net gain is expected to be realized on this transaction and recognized in the second quarter of fiscal 1996.

               The net assets of AEG and related deferred taxes have been classified as a single line on the May 31, 1995 Consolidated Balance Sheet as "Assets of Discontinued Operations Held for Sale". The composition of these net assets was:

               Current assets                      $ 9,970
               Property, plant & equipment, net      3,588
               Other assets                          1,710
               Current liabilities                 ( 3,534)
               Other liabilities                   (    74)
               Deferred taxes                      (   588)
                                                   --------
                                                   $11,072
                                                   =======

               The results of operations of Burton Corblin and AEG have been reported as discontinued operations in the accompanying Consolidated Statement of Income for all three years presented theron. The net sales and net income for the discontinued operations for the years ended May 31, 1995 is presented below:

                                         1995      1994      1993
                                        ______    ______    ______
               Net sales:
                 AEG                    $28,683   $26,887   $31,308
                 Burton Corblin          19,792    19,878    21,995

               Net income:
                 AEG                        753        88       444
                 Burton Corblin             581     1,098     1,271

               With the disposition of Burton Corblin and AEG, the continuing operations of the Company represent a single business segment for Mass Flow Control Equipment. The identifiable assets of the discontinued segments at May 31, 1994 and 1993 were:

                                                   1994       1993
                                                  ______     ______
               Autoclave Products (primarily US)  $24,328   $23,784
               Compressors (primarily France)      23,978    28,175

          As the administrative and management support of AEE was previously provided by BCSA, the Company determined that the continued operation of AEE without this support was not feasible and began a plan to restructure AEE for ultimate sale. Included in the net income of AEG presented above was an after tax charge of $494 for the estimated cost of this restructuring effort.

                                         -30-
          2.   DISCONTINUED OPERATIONS (continued)
              Related to the above divesting activity, the Company established a plan to restructure the Corporate office function currently located in Erie, Pennsylvania and relocate it within Unit in Yorba Linda, California. Virtually all of the $1,230 fourth quarter 1995 restructuring costs relate to severance benefits for six corporate officers and staff. Payment of these benefits is anticipated to occur in fiscal 1996.

          3. SHORT-TERM INVESTMENTS

              Short-term investments at May 31, 1995 and 1994 consisted of the following:

                                  May 31, 1995             May 31, 1994
                              Face            Market   Face          Market
                              Value Cost      Value    Value   Cost  Value

          Municipal bonds     $1,600  $1,600  $1,600    $--     $--  $--
          Commercial paper     3,000   2,906   2,967     --      --   --
          Corporate stocks         0       0       0     --      17   17
          Money market acc't.    413     413     413     --      --   --
                              ------  ------  ------    ---     ---  ---
                              $5,013  $4,919  $4,980     --     $17  $17
                              ======  ======  ======    ===     ===  ===

               The municipal bonds and money market account are interest bearing at various rates of interest. Commercial paper is acquired at a discount with rates averaging 6.25%.

          4.   INVENTORIES
               Inventories at May 31, 1995 and 1994 consisted of the
          following:
                                                     1995      1994

               Raw materials                      $ 5,326   $ 3,142
               Work in process                      1,896     2,056
               Finished goods                       1,218     1,276
               Inventory of discontinued
                 operations                            --     7,844
                                                  -------   -------
                                                  $ 8,440   $14,318
                                                  =======   =======
               In the fourth quarter of 1994, the Company changed the method of accounting for overhead costs in certain inventories. These costs related to material processing and handling activities which, prior to 1994, were applied to production as a function of direct labor incurred. The Company believes that the more appropriate method of applying the costs of these material-support activities is based on their relationship to material costs incurred.

                                         -31-
          4.   INVENTORIES (continued)
               The cumulative effect of adopting this change as of June 1, 1993 is shown in the Consolidated Statement of Income for the year ended May 31, 1994. Prior years' financial statements have not been restated. The Company has determined that the pro forma effect of restating the consolidated results of operations for the fiscal year ended May 31, 1993 would have increased net income by $90 and net income per share by $0.02.

          5.   BANK LINES OF CREDIT

               At May 31, 1995, the Company had arrangements at two domestic banks for unsecured lines of credit totalling $8,450, of which $250 is specifically in support of any foreign exchange contracts entered into by the Company with one of the bank's affiliates. The lines provide for interest at the banks' prime rates. The unused portion of these lines of credit, after deducting letters of credit supported by the lines, was $5,690 at May 31, 1995.

          6.  TERM DEBT

              As of May 31, 1995 and 1994, term debt consisted of the
          following:
                                                        1995          1994
          Capital lease obligations at interest
           rates approximating 7.25% at May 31,
           1995, due from 1995 through 1999 (a)      $  100         $  141
          Term loan (b)                                 812          1,201
          Other bank notes payable (c)                2,697            313
                                                     ------      ------
          Total term debt                             3,609          1,655
          Less current installments                  (3,156)          (703)
                                                     -------        -------
                                                     $  453         $  952
                                                      ======        =======

          (a) The Company has capitalized the leases of its manufacturing facilities which were acquired with the proceeds from industrial revenue bonds.


              The assets recorded under these capital leases are depreciated as company-owned facilities and are included in property, plant and equipment at May 31, 1995 and 1994 as follows:
                                                       1995           1994
          Land and land improvements                 $   --         $  115
          Building and improvements                      --            402
          Machinery and equipment                       416            416
                                                     -------        -------
                                                        416            933
          Less accumulated depreciation                (330)          (653)
                                                     -------        -------
                                                     $   86         $  280
                                                     =======        =======

          (b) The Company has a Loan Agreement (the Agreement) with PNC Bank N.A. under which the Company borrowed two unsecured loans with interest rate options for five and seven years. At the end of the initial term of a loan, the interest rate can be reestablished for another fixed period. The initial term plus the renewal period cannot exceed ten years. Various interest alternatives are available under the agreement. The Company has the option of prepaying a loan at the end of any fixed term. At May 31, 1995, the loans bear interest at 8.5% and 9.5%. Payments are due in monthly installments of $40, including interest, through 1997.

               The Company is required to comply with certain restrictive covenants under the Agreement. The most significant of these covenants are: to maintain consolidated net worth as defined in the Agreement of not less than $15,000; to maintain a ratio of total liabilities to consolidated tangible net worth not to exceed 1.5 to 1; to maintain working capital of at least $3,000; to not pay dividends in excess of $1,100 in any year (subject to renegotiation in the event of additional issuance of stock); to not incur additional term indebtedness in excess of $1,000 in any one year; and to not incur capital expenditures in excess of $7,000 in any one year. The above restrictive covenants can be waived by the bank at any time if deemed appropriate by the bank.

          (c) The Company has two loans with foreign banks to provide working capital to its subsidiary in Japan. The loans have annual maturities and bear interest at 3 1/2%. Both loans are secured by letters of credit drawn against one of the Company's domestic bank lines of credit.

              The following is a schedule by year of principal payments, excluding interest, as of May 31, 1995:

                                        Capital    Other Term
          Year Ending                    Leases          Debt         Total

          1996                             $ 39        $3,117        $3,156
          1997                               29           390           419
          1998                               28             2            30
          1999                                4            --             4
                                           ----        ------        ------
                                           $100        $3,509        $3,609
                                           ====        ======        ======

                                         -33-
          7.  INCOME TAXES
          The composition of the provision for income taxes included in the consolidated statement of income was as follows:
                                          1995         1994       1993

          Current provision (benefit):
            Federal                     $1,550      $  799       $  103
            State                          406         118         (116)
            Foreign                        300         306          737
                                        ------      ------       ------
                                         2,256       1,223          724
          Deferred
            Federal                       (865)         12         (146)
            State                         (211)         --           (4)
                                        ------      ------       ------
                                        $1,180      $1,235       $  574
                                        ======      ======       ======
          A reconciliation of the federal statutory tax rate to the effective tax rate on income from continuing operations follows:

                                 1995           1994             1993
                           --------------- ---------------  ---------------
                                   Percent         Percent          Percent
                                   of              of               of
                                   Pre-Tax         Pre-Tax          Pre-Tax
                           Amount  Income  Amount  Income   Amount  Income
          Normal federal
           statutory tax
           rate            $  319   34.0%  $   73   34.0%   $(694)  (34.0)%
          Add (deduct)
           the tax effect
           of:
            State income
             taxes, net of
             federal income
             tax benefit       26    2.8      (24) (11.2)     (61)   (3.0)
            Amortization of
             good will         52    5.5       52   24.3       52     2.5
            Tax on foreign
             source income
             in excess of
             (less than)
             US tax rate      (19)  (2.0)      64   29.9      448    22.0
            Adjustments of
             prior accruals  (276) (29.4)     120   56.1     (182)   (8.9)
            Change in
             valuation
             allowance        105    11.2      --     --       --      --
            SFAS No. 109
             adjustment        --     --      162   75.7       --      --
            Other              25    2.7      (21)  (9.8)       7     0.3
                           ------  -----   -------  -----   -----   ------
            Provision for
             income taxes  $  232   24.8%  $  426  199.0%   $(430)  (21.1)%
                           ======   =====  ======  ======   ======  =======

          Temporary differences, arising from continuing operations, between the financial bases and tax bases of assets and liabilities result in deferred income taxes. The types of temporary differences that gave rise to a significant portion of the deferred tax assets and liabilities in the Corporation's balance sheet at May 31, 1995 and 1994 were:

                                                           1995     1994

          Property, plant and equipment net              $ (344)  $ (569)
          Inventory adjustments                             317     (177)
          Prepaid pension costs                              --     (435)
          Deferred compensation                             202      255
          Accruals for losses                               153      220
          Operating losses and credit carryforwards          --      136
          Accrued benefits                                   55      321
          Other deferred tax assets                         156      165
          Other deferred tax liabilities                    (59)     (61)
          Restructuring accruals                            631       --
                                                          -----    -----
          Deferred income tax, net asset (liability)     $1,111   $ (145)
                                                          =====    =====


          A valuation allowance of $450 has been continued against deferred tax assets related to the utilization of foreign tax credits; a valuation allowance of $105 has been established for state operating loss carryforwards unusable after AEG is discontinued.

          At May 31, 1995, the Company had foreign tax credit carryforwards available for federal income tax purposes, operating loss carryforwards attributable to certain of its foreign subsidiaries and state loss carryforwards. The amount of these carryforwards and the year in which they expire are:

                                                Foreign        State
          Fiscal Year In Which    Foreign       Operating      Operating
          Carryforward Expires    Tax Credits   Losses         Losses

                 1996               $144        $  322         $  367
                 1997                  4           231             --
                 1998                302           114          1,133
                 1999                 --           270             --
                 2000                 --           139             --
              Indefinite              --           171             --
                                    ----        ------         ------
                                    $450        $1,247         $1,500
                                    ====        ======         ======

          Income from continuing operations before income taxes (and before allocation of general corporate expenses) derived from foreign subsidiaries was $277, $33 and $41 for the years ended May 31, 1995, 1994 and 1993, respectively.

          The cumulative amount of unrepatriated earnings, of continuing foreign subsidiaries and entities owned 20% or more, for which no deferred taxes have been provided is $1,361 at May 31, 1995. It is the Company's intention to reinvest undistributed earnings of certain of its foreign subsidiaries and thereby indefinitely postpone their remittance.

          Effective June 1, 1993, the Company adopted prospectively Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement required the Company to change its method of accounting for income taxes from the deferred method to the liability method which requires the recognition of deferred tax assets and liabilities for the estimated future taxes payable or recoverable, arising from temporary differences between the tax bases of assets and liabilities and their financial statement bases. Prior to fiscal 1994, accounting for income taxes was determined under the provisions of Accounting Principles Board Opinion No. 11.

          The effect of adopting SFAS No. 109 increased the provision for income tax for continuing operations in fiscal 1994 by approximately $162 and reduced the provision for income tax for discontinued operations by $25. The consolidated financial statements for the periods prior to fiscal 1994 have not been restated. This accounting change would not have had a material effect on the Company's net income for fiscal 1993.


          8.  RETIREMENT AND PROFIT SHARING PLANS

          The Company has maintained a contributory, defined benefit plan covering substantially all employees of AEG and corporate employees, who meet certain age and length of service requirements. As a condition of participation, employees have been required to contribute 3% of their salaries to the plan for a maximum of thirty years. The Company's funding policy has been to make annual contributions to the plan in amounts determined by enrolled actuaries which, when combined with employees' contributions, will provide the defined level of benefits at retirement. These benefits are based on the average of total compensation for certain specified months of service prior to retirement.

          The employees of Burton Corblin, S.A. particpated in an unfunded, retirement indemnity plan as required by French law.

          The following table sets forth, for discontinued operations, the estimated funding status of the defined benefit and retirement indemnity plans as of the end of fiscal 1994:

                                                         1994
                                                  Defined    Retirement
                                                  Benefit    Indemnity
                                                  Plan
          Actuarial present value
           of pension benefits:
          Accumulated benefit obligation,
           primarily vested                       $10,919    $ 278
          Additional amount related
           to projected compensation
           increases                                1,432       67
          Actuarial present value of
           projected benefit obligation
           for service rendered to date            12,351      345
          Plan assets at fair value                13,924       --
          Plan assets in excess of (less
           than) projected benefit obligation       1,573     (345)
          Unrecognized net assets at
           beginning of year                         (964)      --
          Unrecognized net loss                       477       --
          Prepaid(Accrued) pension cost at
           at end of year                         $ 1,086    $(345)

          The plan assets in the preceding table include listed corporate stocks and bonds, immediate participation contracts and 50,000 shares of the common stock of the Company at May 31, 1994.

          Unit maintains a qualified profit sharing (401K) plan for substantially all of its employees who meet certain age and length of service requirements. Contributions equal to 50% of the participants' contributions are made by Unit to the plan. Additional contributions may be made by Unit at the discretion of Unit's Board of Directors. Contributions to the plan were $564,000 in 1995, $327,000 in 1994, and $260,000 in 1993.

          9.  STOCK OPTION PLANS

          The Company maintains a 1987 Stock Plan, under which employees may be awarded incentive stock options, non-qualified stock options, stock awards or opportunities to make direct purchases of stock in the Company. These awards, in the aggregate, are not to exceed 1,600,000 shares.

          During fiscal 1995, 1994 and 1993, options were exercised for 31,815, 1,000 and 31,818 shares, respectively.

                                         -37-
          9.  STOCK OPTION PLANS (continued)
          The Company also maintains a 1990 Non-Employee Director Stock Option Plan (the 1990 Plan). Under the 1990 Plan, each director who is not an employee nor an officer of the Company (an "outside director") receives an automatic grant of 1,000 non-qualified stock options on September 1 of each year, provided that person has served as a director since at least December 31 of the preceding year. Each outside director also receives stock options as part of the director's compensation under a formula approved by the shareholders. The aggregate options available under this plan shall not exceed 250,000 shares.

                             1987 Stock Plan              1990 Plan
                         -----------------------    -----------------------
                         No. of                     No. of
                         Shares                     Shares
                         Under      Option Price    Under      Option Price
                         Option     Per Share       Option     Per Share
                         ------     ------------    ------     ------------

          May 31, 1995   402,532    $4.95-$11.25    68,643     $7.00-$8.75

          May 31, 1994   391,122    $4.95-$11.02    45,000     $7.00-$8.75

          May 31, 1993   393,827    $4.95-$11.02    21,000     $7.00-$8.75

          All options outstanding at May 31, 1995 are exercisable, except for 12,500 options granted under the 1987 Stock Plan which become exercisable effective August 11, 1995.

          10.   EXPORT SALES AND MAJOR CUSTOMERS

                Included in net sales for 1995, 1994 and 1993 are shipments exported from the United States by the continuing Company. These export sales are summarized below by major geographic destinations:

                                                1995        1994       1993
          United Kingdom and Ireland         $ 1,473     $   958     $1,008
          Canada                                  74          56         39
          Western Europe                         185         141        153
          Far East                             2,806       1,890      1,717
          Middle East                             33          12         14
                                             -------     -------     ------
                                               4,571       3,057      2,931
          Less sales to consolidated
           subsidiaries                        2,432       1,605      1,375
                                             -------     -------     ------
                                             $ 2,139     $ 1,452     $1,556
                                             =======     =======     ======

                During 1995, 1994 and 1993, one customer purchased $16,672, $9,769 and $5,640, respectively of product and services from the Company, while a second customer purchased $8,194, $4,808 and $3,509, respectively.

          11.  INDUSTRY SEGMENT INFORMATION

          A. The continuing operations of the Company consist of one business segment which designs, develops, manufactures, markets and services mass flow controllers, which are precision instruments sold principally to the semiconductor industry to control and measure the mass flow rate of gases.

          The geographic distribution of sales, operating income and identifiable assets is as follows:

                    United
                    States     France    Other (a)   Eliminations   Total
                    -------    -------   -------     ------------   ------
          Net Sales from continuing operations

            1995    $44,799    $    --    $5,889       $ (2,432)   $48,256
            1994     29,306         --     5,403         (1,568)    33,141
            1993     20,620         --     4,720         (1,375)    23,965


          Operating Income(Loss) from continuing operations, before general corporate expenses

            1995    $ 4,275    $    --    $  174        $   (107)  $ 4,342
            1994      2,050         --       151               2     2,203
            1993       (284)        --      (283)            (68)     (635)

          Identifiable Assets(b)

            1995    $49,750    $    --    $6,239        $(4,087)   $51,902
            1994     37,813     22,268     6,257         (8,088)    58,250
            1993     35,871     27,269     6,107         (7,424)    61,823

          (a) Includes Federal Republic of Germany, United Kingdom, Ireland and Japan.

          (b) Included in identifiable assets for the United States and France are amounts attributable to discontinued operations.

          12.  COMMITMENTS AND CONTINGENCIES

          A. The Company is a 50% guarantor on line of credit borrowings of its unconsolidated joint venture, ABB Pressure Systems AB. No borrowings were outstanding at May 31, 1995 on the $3,000 available line of credit.

                                         -39-
          12.  COMMITMENTS AND CONTINGENCIES (continued)

          B.   Litigation

               (1) As previously disclosed, Autoclave Engineers, Inc. (Autoclave) had been named as a codefendant, with numerous other companies, in a number of lawsuits filed in state and federal courts in which the plaintiffs alleged personal injury from exposure to asbestos-related products. To date, Autoclave was named in a total of 17 lawsuits, all of which were filed by approximately 8,900 employees and former employees of one shipbuilding facility.

                    Autoclave was dismissed from 16 of the lawsuits and is seeking dismissal from the 17th. The dismissals were all obtained after counsel for Autoclave met with the lead attorney for each of the plaintiff groups and discussed the specific Autoclave product allegedly involved in the lawsuits. The form of dismissal was merely dependent upon which plaintiff attorney led the plaintiff group.

                    Four of the dismissals were "with prejudice" which means that Autoclave cannot be renamed in the lawsuits. These four lawsuits involved over 5,800 of the plaintiffs. The other 12 dismissals were "without prejudice" which means that Autoclave could be renamed in the lawsuits by the plaintiffs. Management of the Company believes that the possibility of Autoclave being renamed in any of the lawsuits is remote.

                    The Company no longer sells asbestos-containing products.

               (2) The Company is involved in a number of other claims and legal proceedings of a nature considered normal to its business, principally product liability matters. Certain of these cases seek damages which, if awarded, would require sizable payments. While it is not feasible to predict the outcome of these actions with certainty, management of the Company, based upon available information, believes that any liability that may arise from these proceedings is not expected to have a material adverse effect on the consolidated financial condition or projected results of operations of the Company.


          C. The Company leases facilities for Unit's headquarters and manufacturing operations and all of the Company's outside sales offices and service centers. These leases are operating leases, having terms ranging from three to ten years, with options to renew for an additional one to five years.

                                         -40-
          12.  COMMITMENTS AND CONTINGENCIES (continued)
               Additionally, the Company leases various office equipment and vehicles under operating leases expiring during the next four years.

               Included in the Consolidated Statement of Income for the fiscal years ended May 31, 1995, 1994 and 1993 was rent expense, under all operating leases for continuing operations, of $1,294, $1,210 and $1,134, respectively.

               The following is a schedule by year of future minimum rental payments required for continuing operations under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of May 31, 1995:

                              Year Ending May 31,

                              1996                     $ 1,041
                              1997                       1,007
                              1998                         906
                              1999                         868
                              2000                         851
                              Subsequent to 2000         5,458
                                                       -------
                                                       $10,131
                                                       =======
          D. The Company has identified potential ground water contamination at its Erie, PA operating location. Consultations on this matter indicate that further analysis and monitoring, but not the need to remediate, is probable at this time. As of May 31, 1995, the Company has accrued $100,000 for the probable and estimable costs of further analysis and related legal and other costs. There is potential for additional costs such as remediation, further monitoring, and legal services, but such costs cannot be estimated until the need is established through further site analysis expected to take place in the second and third quarters of fiscal 1996.

          E. On June 22, 1995, the Company entered into a Share Repurchase Agreement (the Agreement) with its largest shareholder, the J & L Levinson Partnership (the Partnership). Under the Agreement, the terms of which are contingent upon the closing of the sale of the assets of the Autoclave Engineers Group, the Company will repurchase 220,000 shares of the common stock of the Company from the Partnership at a price of $11.75 per share. The Partnership, and its general partners, have agreed not to sell, assign, pledge, transfer, or otherwise dispose of additional shares of common stock of the Company for a period of 18 months following the closing of this repurchase of shares. This Agreement would automatically terminate if the Company would sell substantially all of its remaining assets. This Agreement may be terminated by the Partnership if the sale of AEG is not consumated by December 19, 1995; or, by the Company if the sale is not consumated by June 21, 1996.

          =================================================================














          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                       PART III


          Item 10.  Directors and Executive Officers of the Company.

                                      DIRECTORS



               The Board of Directors is divided into three classes. Directors are generally elected for terms of three years and until their successors are elected and have qualified. The terms of each class expire in successive years at the Annual Meeting of Shareholders. The terms of three directors expire at the 1995 Annual Meeting of Shareholders.

               The following table sets forth the names of all directors of the Company, their ages, their positions with the Company and the respective years in which their terms of office expire.


                                        Positions with           Term
          Name                      Age the Company              Expires
          ----                      --- ---------------          -------

          James C. Levinson(1)       67  Chairman of the Board    1995
                                         of Directors
          William F. Schilling      53  President and Chief      1997
                                         Executive Officer
          A. Wade Blackman, Jr.(3)   67  Director                 1995
          Michael J. Doyle          42  Director                 1996
          Edward P. Junker, III(1)(2) 58  Director                 1997
          W. Gregg Kerr(3)           67  Director                 1997
          Marilyn G. Levinson       65  Director                 1997
          Carl J. Schlemmer(1)(2)     69  Director                 1995
          George H. Schofield(1)(2)   65  Director                 1996
          Donald M. Spero(3)         55  Director                 1996



          ------------------





          (1)  Member of the Executive Committee of the Board of Directors.

          (2) Member of the Compensation Committee of the Board of Directors.

          (3)  Member of the Audit Committee of the Board of Directors.

             Mr. Levinson, currently Chairman and formerly President and Chief Executive Officer of the Company, has served as a director of the Company since 1961. Mr. Levinson is a general partner of J&L Levinson Partnership.

             Dr. Schilling was elected President and Chief Executive Officer of the Company and has served as a director of the Company since 1992. He has been President of the Autoclave Engineers Group ("AEG"), an operating group of the Company, since 1991. For 16 years prior to that time, Dr. Schilling was with the General Electric Company, having served as Manager-Manufacturing, Engineering and Technology for the firm's Gas and Turbine Division.

             Mr. Blackman has served as a director of the Company since 1984. He is President of Farmington Capital Management Company, a private investment company, and a former Managing General Partner of American Research & Development Inc., a venture capital firm.

             Mr. Doyle has served as a director of the Company since 1984. He has been President and Chief Executive Officer of Unit Instruments, Inc. ("Unit"), a subsidiary of the Company which manufactures mass-flow controllers for use in the semiconductor industry, since 1980.

             Mr. Junker has served as a director of the Company since
          1990. He is Vice Chairman of PNC Bank, N.A. and PNC Bank Corp. and Chairman and Chief Executive Officer of Marine Bank. He also serves as a director of PNC Bank, N.A.

             Mr. Kerr has served as a director of the Company since 1969. Until December 31, 1994, he was a partner in the firm of Eckert Seamans Cherin & Mellott, a law firm in Pittsburgh, Pennsylvania, which serves as counsel to the Company. Mr. Kerr has continued his association with Eckert Seamans Cherin & Mellott as Special Counsel beginning in January 1995.

             Mrs. Levinson was appointed a director of the Company in April 1994. She is the wife of Mr. James C. Levinson and daughter of the late founder of the Company, Mr. Fred Gasche. She has served as a general partner of the J & L Levinson Partnership since 1993.

             Mr. Schlemmer has served as a director of the Company since 1989. He was Vice President of the General Electric Company and General Manager of Transportation Systems Business Operations from 1975 until his retirement in 1989. He also serves as a director to Collins & Aikman Corp.

             Mr. Schofield has served as a director of the Company since 1990. He had held various senior management positions since 1985 at Zurn Industries Inc., a diversified provider of products, equipment and services to the waste-to-energy and water control markets. Mr. Schofield retired as Chairman of the Board of Zurn Industries, Inc. in 1995. Mr. Schofield is also a director of National Fuel Gas Company and The Goodyear Tire & Rubber Co.

             Mr. Spero has served as a director of the Company since 1987. He is a founder and former President of Fusion Systems Company in Rockville, Maryland, a supplier of ultraviolet curing systems used on industrial production lines for drying photo-sensitive inks, coatings and adhesives. He is currently President of Spero Quality Strategies, a management consulting company.

             See also the section entitled Executive Officers of the Company appearing in Part I hereof.




     Item 11.    Executive Compensation.

        The following table sets forth the annual and long-term compensation for services in all capacities with the Company and its subsidiaries for the fiscal years ended May 31, 1995, 1994 and 1993, of those persons who were at May 31, 1995 (i) the chief executive officer; (ii) the other four most highly compensated executive officers; and (iii) any executive officers, up to a maximum of two, who departed during the year but who would have been among the four most highly compensated officers of the
     Company:


                              SUMMARY COMPENSATION TABLE
                                                     Annual Compensation(1)
                                                  ---------------------------
     Name and Principal Position        Year      Salary($)      Bonus($)(3)
     ---------------------------        ----      ---------      -----------

     William F. Schilling               1995      $191,796        $145,725
     Chief Executive Officer            1994      $181,908        $ 55,500
     President & Director               1993      $171,600               0

     James C. Levinson                  1995      $127,795               0
     Chairman & Director                1994      $135,384               0
                                        1993      $220,000               0

     Michael J. Doyle                   1995      $160,937        $ 97,125
     President of Unit &                1994      $135,608        $ 62,613
     Director                           1993      $131,886               0

     Thomas C. Guelcher                 1995      $131,000        $ 68,775
     Vice President of Corporate        1994      $127,930        $ 27,510
     Development & Chief                1993      $114,615               0
     Financial Officer

     John G. Sontag                     1995      $110,532        $ 44,620
     Corporate Treasurer,               1994      $107,692        $ 13,248
     Secretary and Controller           1993      $102,307               0

     Jean-Claude Pineau                 1995      $134,295        $217,152
     President of                       1994      $149,365        $ 31,270
     Burton Corblin, S.A.               1993      $139,136               0

                                         -46-

                        SUMMARY COMPENSATION TABLE (continued)
                                Long-Term Compensation(2)
                                -------------------------
                                   Awards        Payouts
                                ------------     --------
                                Securities
     Name and Principal         Underlying       LTIP       All Other
     Position             Year  Options/SARs(#)  Payout($)  Compensation($)
     ------------------   ----  ---------------  ---------  ------------------
     William F. Schilling 1995       0               0         $742,422(5)(6)
     Chief Executive      1994       0               0                0
     Officer, President   1993       0               0                0
     & Director
     James C. Levinson    1995       0               0                0
     Chairman & Director  1994       0               0                0
                          1993       0               0                0
     Michael J. Doyle     1995       0               0         $ 11,250(4)
     President of Unit    1994       0               0         $  8,820(4)
     & Director           1993       0               0         $  8,400(4)
     Thomas C. Guelcher   1995       0               0         $403,776(5)
     V. P. of Corporate   1994       0               0                0
     Development & Chief  1993       0               0                0
     Financial Officer
     John G. Sontag       1995       0               0         $324,775(5)
     Corporate Treasurer  1994       0               0                0
     Secretary and        1993       0               0                0
     Controller
     Jean-Claude Pineau   1995       0               0                0
     President of         1994       0               0                0
     Burton Corblin, S.A. 1993       0               0                0
     (1)  Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.
     (2)  The Company did not grant any restricted stock awards or stock appreciation rights (SARs) during the fiscal years ended May 31,
           1995, 1994 and 1993.
     (3)  Includes bonus payments earned by the Named Officers in the year indicated, for services rendered in such year, which were paid in the next subsequent year.
     (4)  Consists of contribution of $11,250 in 1995, $8,820 in 1994 and $8,400 in 1993 by Unit for account by Mr. Doyle pursuant to Unit's 401(k)
           plan.
     (5)  Represents severance costs accrued in 1995 which will be payable in the next fiscal year as part of the Company's restructuring and transferring of all corporate activities from Erie, PA to Yorba
           Linda, CA.
     (6)  Includes $225,000 special incentive payment.

          Compensation of Directors

               Directors of the Company, other than those who are employees of the Company, currently receive $1,000 for each attended meeting of the Board. Directors also receive $1,000 for each committee meeting attended unless such meeting is held within one day of a meeting of the Board of Directors, in which case compensation is at the rate of $500 for each committee meeting. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings and other services as a director.

               Beginning September 1, 1993, each director who is neither an employee nor an officer of the Company or its subsidiaries is automatically granted as additional compensation an option to purchase a number of shares of the Company's Common Stock as further described herein under "1990 Non-Employee Director Stock Option Plan."

          Stock Options

               The 1987 Stock Plan (the "1987 Plan") was adopted by the Board of Directors of the Company on June 18, 1987 and approved by the shareholders on September 30, 1987. Prior to the 1990 Annual Meeting of Shareholders, a total of 605,000 shares of the Company's Common Stock (subject to adjustment in certain events) was authorized for issuance under the 1987 Plan (after giving effect to two 10% stock dividends which occurred subsequent to adoption of the 1987 Plan). At the 1990 Annual Meeting of Shareholders, an amendment to the 1987 Plan was approved which increased the number of shares of Common Stock authorized for issuance thereunder to 1,600,000 shares. Under the 1987 Plan, employees may be awarded incentive stock options ("ISO" or "ISOs"), as defined in Section 422(b) (formerly Section 422A(b)) of the Internal Revenue Code of 1986, as amended (the "Code"), and directors, officers, employees and consultants of the Company may be granted (i) options which do not qualify as ISOs ("Non-qualified Option" or "Non-qualified Options"), (ii) awards of stock in the Company and (iii) opportunities to make direct purchases of stock in the Company. ISOs and Non-qualified Options are sometimes collectively referred to as "Options." As of August 11, 1995, under the 1987 Plan, stock options have been granted to the following officers in the following aggregate amounts: Mr. Levinson, 34,007 shares; Dr. Schilling, 37,050 shares; Mr. Doyle, 33,712 shares; Mr. Guelcher, 12,550 shares; Mr. Sontag, 22,691 shares; Mr. Pineau, 0 shares; and all executive officers as a group, 140,010 shares. The exercise prices of such Options range from $5.89 to $9.09 per share.

          Option Grants in the Last Fiscal Year

               During the fiscal year ended May 31, 1995, there were no grants of stock options pursuant to the 1987 Plan to the Named Officers reflected in the Summary Compensation Table above.

                                         -48-

     Option Exercises and Fiscal Year-End Values

          The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Stock Option
     Plan including (i) the number of shares purchased upon exercise of options in 1995, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at May 31, 1995, and (iv) the value of such unexercised options at May 31, 1995:

                           AGGREGATED OPTION/SAR EXERCISES
                  IN LAST FISCAL YEAR AND MAY 31, 1995 OPTION VALUES
                                                                  Value of
                                                    Number of     In-the-money
                         Shares                     Unexercised   Options at
                         Acquired on    Value       Options at    5/31/95($)
     Name                Exercise (#)   Realized($) 5/31/95       Exercisable
                                                    (2)           (1) (2)
     ----                -----------    ----------- -----------   -------------

     W. F. Schilling               0              0      37,050        $198,485

     J. C. Levinson                0              0      34,007        $206,359

     M. J. Doyle                   0              0      33,712        $205,350

     T. C. Guelcher                0              0      12,550        $ 56,475

     J. G. Sontag                  0              0      22,691        $142,656

     J-C Pineau                4,355        $19,754           0               0
      (1) Value is based on the difference between option exercise price and the fair market value at 1995 fiscal year-end ($12.50 per share as quoted on the NASDAQ National Market System) multiplied by the number of shares underlying the option.

      (2) All options are exercisable at May 31, 1995.

        Options under the 1987 Plan to purchase an aggregate of 37,000 shares of Common Stock were granted by the Board of Directors to all employees as a group during the three fiscal years ended May 31, 1995, at an average per share exercise price of $6.66. Options to purchase 50,000 shares of Common
     Stock were granted by the Board of Directors under the 1987 Plan to one director for being Chairman of a Special Study Committee of the Board of Directors which performed oversight of a strategic planning advisory project during the fiscal year ended May 31, 1995. At August 11, 1995, options to purchase 1,046,545 shares remained available for grant under the 1987 Plan.

          1990 Non-Employee Director Stock Option Plan

             In August 1990, the Board of Directors adopted a stock option plan (the "1990 Director Plan") for directors authorizing the grant of options for up to 100,000 shares of Common Stock. The 1990 Director Plan was approved by the shareholders of the Company in September 1990. Options are granted pursuant to the 1990 Director Plan only to members of the Board of Directors of the Company who are not employees or officers of the Company or its subsidiaries ("outside directors"). Each outside director is automatically granted on September 1 of each year, without further action by the Board of Directors, an option to purchase one thousand (1,000) shares of the Company's Common Stock, provided that such director shall have served as a director since at least December 31 of the preceding year. The exercise price per share of options granted under the 1990 Director Plan is 100% of the fair market value of the Company's Common Stock on the date the option is granted. The 1990 Director Plan requires that options granted thereunder will expire on the date which is ten
          (10) years from the date of grant.

             In September 1992, the Shareholders approved two amendments to the 1990 Director Plan. The authorized number of options was increased to 250,000. The second amendment provided for each outside director to be automatically granted, on September 1 of each year beginning in 1993, an additional option to purchase a number of shares of the Company's Common Stock equal to a fraction, the numerator of which is $1,500 times the number of full fiscal quarters during which such person served as a director during the preceding 12 months, and the denominator of which is 25% of the fair market value of the Common Stock on the date the option is granted.

             As of August 11, 1995, 68,643 options have been granted to ten present or former directors of the Company under the 1990 Director Plan at per-share exercise prices that range from $7.00 to $8.75. Of the total, 23,643 options were granted at the exercise price of $8.50 per share to seven directors during the year ended May 31, 1995. One former director exercised 2,000 options in June 1995 at an exercise price of $7.25 per share.

             The aggregate number of shares of Common Stock subject to options under the 1990 Director Plan, as of August 11, 1995, is 66,643 shares.

          Deferred Compensation Agreements

             The Company has deferred compensation agreements with certain key employees, including Messrs. Levinson, Schilling, Doyle and Guelcher. Under the agreements, the Company will make fixed monthly post-retirement payments to such employees until their death, in amounts based upon the employees' annual salaries at the time of retirement. Pursuant to such agreements, the employees have agreed to refrain from competing with the Company, to maintain the confidentiality of the Company's trade secrets and to renounce all personal interest in patents, know-how and other intellectual property developed by them during their employment by the Company.

          Involuntary Severance Agreements

             In May 1994, the Company entered into agreements with thirteen officers of the Company and its subsidiaries, including the Chief Executive Officer and each of the Named Officers, (except for Messrs. Levinson and Pineau) providing severance benefits in the event they are terminated within two years following a change in control of the Company. Pursuant to such agreements, a change in control occurs (i) when any person becomes the beneficial owner of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities; (ii) if, during any period of two consecutive years, individuals who constitute the Board of Directors cease to constitute a majority of the Board of Directors; (iii) if all or substantially all of the Company's assets, or the assets of the operating group in which the officer is employed, are sold or transferred to a third party; (iv) if the Company consolidates or merges with another corporation and the Company is not the survivor; or (v) if the Company no longer has a class of securities registered pursuant to Section 12 of the Exchange Act. The agreements provide that if the officer is terminated following a change in control of the Company, the Company shall pay such officer a sum equal to two times his or her annual salary and bonus paid during the twelve-month period immediately preceding the termination, vest the officer in any unvested benefits under any retirement or deferred compensation plan in which the officer participates, and pay for a two year continuation of such officer's health, life, disability and accident insurance. However, the agreement provides that to the extent such benefits would constitute an Excess Parachute Payment under Section 280G of the Internal Revenue Code of 1986, the severance payments payable thereunder shall be reduced.

          Pension Plan

             The Company maintains a defined benefit pension plan (the "Pension Plan") covering all employees (other than employees of
          Unit) who meet general eligibility requirements and who agree to contribute 3% of their salary to the plan. To be eligible, an employee must be 21 years old and complete 1,000 hours of service. The benefits are computed by a formula which takes into account an employee's years of service and a percentage of his or her average monthly compensation. The average monthly compensation is determined by averaging the compensation for the employee's highest five calendar years of earnings. Compensation covered by the Pension Plan includes salaries and annual bonuses.

             An employee may retire after reaching the age of 55 and completing ten years service; however, benefits are reduced if such retirement precedes age 65.

             The following table sets forth the estimated annual benefits payable on normal retirement at age 65 under the Pension Plan:

     Annual Average
     of Highest
     Five Calendar
     Years of                             Annual Pension
     Compensation                Covered Years of Service at Age 65
     --------------      ---------------------------------------------------
                            15           20          25         30 (Maximum)
                            --           --          --         ------------
     $ 75,000            $15,187      $20,250     $25,312        $30,375
      100,000             20,250       27,000      33,750         40,500
      125,000             25,312       33,750      42,187         50,625
      150,000             30,375       40,500      50,625         60,750
      175,000             35,437       47,250      59,062         70,875
      200,000             40,500       54,000      67,500         81,000
      225,000             45,562       60,750      75,937         91,125
     *  Pensions shown in the table are straight-life annuity amounts notwith-
     standing the availability of joint-and-survivorship pensions at a reduced rate.

             As of May 31, 1995, Mr. Levinson had 27 credited years of service under the Pension Plan, Dr. Schilling had five credited years of service, Mr. Guelcher had six credited years of service and Mr. Sontag had 12 credited years of service. The compensation covered by the Pension Plan for each of these persons in fiscal 1995 was approximately equal to the applicable amount set forth in the preceding Summary Compensation Table.

                                         -52-
          Bonus Plan

             Management employees of the Company participate in the Company's Annual Incentive Compensation Plan (the "Incentive Compensation Plan"). Under the Incentive Compensation Plan, management employees are eligible to receive cash payments according to a weighted average formula based upon corporate, group and individual performance. Such amounts are generally to be paid within two and one-half months after the end of the fiscal year in which they are earned. Annual administration of the Incentive Compensation Plan, including establishment of corporate objectives, participants, awards and payments, is based upon recommendations made by the Company's President for approval by the Compensation Committee and the Board of Directors. The Summary Compensation Table set forth above includes amounts earned under the Incentive Compensation Plan for performance during fiscal 1995.

             The Company has also from time to time paid discretionary bonuses as deemed appropriate by the Board of Directors.

          Unit Profit Sharing Plan

             Unit has a qualified profit sharing 401(k) plan for substantially all of its employees who meet certain age and length of service requirements. Contributions equal to 50% of the participants' contributions are made by Unit to the plan. Such contributions by Unit shall not exceed 3% of a participant's compensation. Additional contributions may be made by Unit at the discretion of Unit's Board of Directors. Contributions to the plan in fiscal 1995 were $564,000. The Summary Compensation Table set forth above includes amounts accrued under the Unit Profit Sharing Plan during fiscal 1995.

          Incentive Plan

             Key management employees of the Company are eligible to participate in the Company's Long-Term Incentive Plan (the "Plan") which is administered by the Compensation Committee of the Board of Directors. Under the Plan, management employees are eligible to receive awards in the form of cash and restricted stock awarded pursuant to the 1987 Plan. Award levels are determined by comparing actual economic value created (defined as cash flow return in excess of cost of capital multiplied by investment) to goals approved by the Compensation Committee. Participation of key management employees in the Plan and the proportions of cash and restricted stock to be included in awards are subject to the discretion of the Compensation Committee. The cash component of any award under the Plan cannot exceed one-half of the award amount. Awards under the Plan are generally to be paid within two and one-half months after the end of the last fiscal year of the three-year performance period to which the award related.
             In January 1995, the Company entered into an incentive agreement with Mr. Pineau providing for aggregate payments of $217,152 upon consummation of the sale of Burton Corblin, S.A. provided he was an employee on the closing date.

                                         -53-
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management.

        The following table sets forth, as of August 11, 1995, certain information with respect to the beneficial ownership of the Company's
     Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of its Common Stock, by each director, by each executive officer named below, and by all directors and executive officers as a group:
                                             Number of Shares    Percent of
                                             Beneficially        Company's
     Name                                    Owned (1)           Common Stock
     ----                                    -----------------   --------------
     J&L Levinson Partnership                  725,907 (2)       17.04%
     700 Louisiana Street
     Houston, TX  77002
     The TCW Group, Inc.                       358,500            8.42%
     865 Figueroa Street
     Los Angeles, CA 90017
     The Pioneer Group                         334,500            7.85%
     60 State Street
     Boston, MA 02109
     U.S. Bancorp                              288,540            6.8%
     1118 West Fifth Avenue
     Portland, OR 97202
     Dimensional Fund Advisors, Inc.           224,526            5.27%
     1299 Ocean Avenue, 11th Floor
     Santa Monica, CA 90401
     James C. Levinson                         176,760 (3)        4.12%
     William F. Schilling                       38,050 (4)          *
     A. Wade Blackman, Jr.                      60,823 (5)        1.41%
     Michael J. Doyle                          121,789 (6)        2.84%
     Edward P. Junker, III                       9,823 (7)          *
     W. Gregg Kerr                              16,847 (8)          *
     Marilyn G. Levinson                       583,859 (9)       13.70%
     Carl J. Schlemmer                          11,923 (8)          *
     George H. Schofield                        13,823 (8)          *
     Donald M. Spero                            10,823 (8)          *
     Thomas C. Guelcher                         15,650 (10)         *
     John G. Sontag                             27,691 (11)         *
     Jean-Claude Pineau                          5,565              *
     All directors and officers as a group   1,093,426 (12)      24.22%
     * Less than 1%

          (1) Unless otherwise indicated, each named person has sole voting and investment power over the shares beneficially owned by such person.

          (2) J & L Levinson Partnership is a general partnership of which James C. Levinson and Marilyn G. Levinson are the sole general partners.

          (3) Includes 34,007 shares which Mr. Levinson has the present right to acquire by exercise of stock options, and 142,753 shares which Mr. Levinson may be deemed to beneficially own through his partnership interest in the J & L Levinson Partnership. Does not include 583,154 shares owned by Mr. Levinson's wife, Marilyn G. Levinson, through her partnership interest in the J & L Levinson Partnership, as to which Mr. Levinson disclaims beneficial ownership.

          (4) Includes 37,050 shares which Dr. Schilling has the right to acquire by the exercise of stock options.

          (5) Includes 60,823 shares which Mr.Blackman has the right to acquire by the exercise of stock options.

          (6) Includes 33,712 shares which Mr. Doyle has the right to acquire by the exercise of stock options.

          (7) Includes 9,823 shares which Mr. Junker has the right to acquire by the exercise of stock options.

          (8) Includes 10,823 shares which the individual has the right to acquire by the exercise of stock options.

          (9) Includes 705 shares which Mrs. Levinson has the right to acquire by the exercise of stock options.

          (10) Includes 12,550 shares which Mr. Guelcher has the right to acquire by the exercise of stock options.

          (11) Includes 22,691 shares which Mr. Sontag has the right to acquire by the exercise of stock options.

          (12) Includes 254,653 shares which the executive officers and directors of the Company have the right to acquire by the exercise of stock options.

          Item 13.  Certain Relationships and Related Transactions.

               During fiscal 1995, the law firm of Eckert Seamans Cherin & Mellot, of which Mr. Kerr, a director, was a partner until December 31, 1994 and is currently special counsel, rendered professional services to the Company.

               The Company has loan agreements with PNC Bank, N.A. Mr. Junker, a director of the Company, is Vice Chairman of PNC Bank. As of May 31, 1995, the total amount outstanding on these loans is $903,144 with maturities through 1998. At May 31, 1995, these loans bear interest from 7.25% to 9.50% per annum. Payments are due in monthly installments of approximately $40,000, including interest.

               During fiscal 1995, Mr. Blackman, a director of the Company, received 50,000 stock options under the 1987 Stock Plan for acting as Chairman of a Special Study Committee of the Board of Directors which performed oversight of a strategic planning advisory project.

                                       PART IV.

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               (a)  The following documents are filed as part of this
          report:
                                                            Page No.
                                                            --------
               (1)  Financial Statements:

                    Report of Independent Accountants          19

                    Consolidated Statement of Income for
                    each of the three years ended
                    May 31, 1995, 1994 and 1993                20

                    Consolidated Balance Sheet at
                    May 31, 1995 and 1994                     21-22

                    Consolidated Statement of Cash Flows
                    for each of the three years ended
                    May 31, 1995, 1994 and 1993                23

                    Consolidated Statement of Shareholders'
                    Equity for each of the three years
                    ended May 31, 1995, 1994 and 1993         24-26

                    Notes to Consolidated Financial
                    Statements                                27-41


               (2)  Financial Statement Schedules:

                    Page                Schedule
                    ----                --------

                    S-1         II  - Valuation and Qualifying
                                     Accounts



               All other schedules are omitted since they are not required, not applicable or the information is included in the consolidated financial statements or the notes thereto.

               (3)  Exhibits:

          Exhibit
          Number              Description of Exhibit

          3(a)           -    Articles of Incorporation, as amended (Filed
                              as Exhibit 3(a) to the Company's Quarterly
                              Report on Form 10-Q for the fiscal quarter ended August 31, 1982, and incorporated herein by reference).

          3(b)           -    By-Laws, as amended (Filed herewith)

          4              -    See Exhibits 10(b) through 10(g).

          10(a)-1*       -    Form of Unfunded Deferred Compensation
                              Agreement, as amended (Filed as Exhibit 10(a) to the Company's Quarterly Report on Form
                              10-Q for the fiscal quarter ended August 31, 1983 and incorporated herein by reference).

          10(b)          -    Agreement among the Erie County Industrial
                              Development Authority, Marine Bank and the
                              Company dated December 29, 1976, as amended, and Supplemental Agreement, dated October 17,
                              1979 (Filed as Exhibit 10(b)(3)-2 to the
                              Company's Registration Statement No. 2-70447 and incorporated herein by reference).

          10(c)          -    Agreement among the Erie County Industrial
                              Development Authority, Marine Bank and the
                              Company, dated as of April 14, 1980 (Filed as
                              Exhibit 10(b)(3)-3 to the Company's
                              Registration Statement No. 2-70447 and
                              incorporated herein by reference).

          10(d)          -    Loan Agreement (Revolving Credit into Term
                              Loan) between Marine Bank, N.A. and the
                              Company, dated January 14, 1985 (Filed as
                              Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                              November 30, 1984 and incorporated herein by reference).

          10(e)          -    Amendment, dated as of May 29, 1987, to Loan
                              Agreement between the Company and Marine Bank referred to in Exhibit 10(e) hereof (Filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended May
                              31, 1987 and incorporated herein by
                              reference).

          10(f)          -    Lease between the Erie County Industrial
                              Development Authority and the Company, dated
                              April 14, 1980 (Filed as Exhibit 10(b)(4)-4 to the Company's Registration Statement No.
                              2-70447 and incorporated herein by refer-
                              ence).

          10(g)          -    Lease between the Erie County Industrial
                              Development Authority and the Company, dated
                              June 18, 1981 (Filed as Exhibit 10(b)(4)-7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 16, 1981 and incorporated herein by reference).

          10(h)*         -    1987 Stock Plan, as amended (Filed as Exhibit
                              4.1 to the Company's Registration Statement on Form S-8 No. 33-37292 - filed on October
                              15, 1990 and incorporated herein by refer-
                              ence).

          10(i)*         -    1990 Non-Employee Director Stock Option Plan,
                              as amended (Filed as Exhibit 4.1 to the
                              Company's Registration Statement on Form S-8
                              No. 33-58550 - filed on February 17, 1993 and incorporated herein by reference).

          10(j)          -    Purchase Agreement between Louis Feuillebois
                              and the Company relating to the Company's investment in Societe Burton Corblin (Filed as Exhibit 10(v) to the Company's Annual
                              Report on Form 10-K for the fiscal year ended
                              May 31, 1984 and incorporated herein by
                              reference).

          10(k)          -    Amendment Agreement to Purchase Agreement
                              between Louis Feuillebois and the Company referred to in Exhibit 10(j) hereof (Filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended May
                              31, 1986 and incorporated herein by
                              reference).

          10(l)          -    Second Amendment Agreement, dated September
                              19, 1986, to Purchase Agreement between Louis
                              Feuillebois and the Company referred to in
                              Exhibit 10(j) hereof (Filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 and incorporated herein by reference).

          10(m)          -    Joint Venture Agreement, dated September 30,
                              1986, among ASEA Inc., ASEA Pressure Systems,
                              Inc., and the Company (Filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987 and incorporated herein by reference).

          10(n)*    -    Form of Involuntary Severance Agreement with
                         certain officers of the Company or its
                         subsidiaries (Filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 and incorporated herein by reference).

          10(o)     -    Stock Purchase Agreement dated as of January 19,
                         1995 by the Company and James Howden & Godfrey
                         Overseas Limited (Filed as Exhibit 2.1 to the
                         Company's Report on Form 8-K dated January 1995 and incorporated herein by reference).

          10(p)     -    Asset Purchase Agreement dated as of August 14,
                         1995 between Snap-tite, Inc. and the Company
                         (Filed herewith).

          10(q)     -    Share Repurchase Agreement dated as of June 22,
                         1995 by and among James C. Levinson, Marilyn
                         Gasche Levinson, the J and L Levinson Partnership and the Company (Filed herewith).

          11.1      -    Computation of Average Shares Used in Computing
                         Earnings Per Share (Filed herewith).

          22        -    Subsidiaries of the Company (Filed herewith).

          24        -    Consent of Independent Accountants (Filed
                         herewith).

                    The Company has omitted certain agreements and
               instruments defining the rights of holders of long-term debt which does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish those documents to the Securities and Exchange Commission upon request.

               (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended May 31, 1995.

               (c) Exhibits: The Company hereby files as exhibits to this Form 10-K those exhibits listed in Item 14(a)(3) above.

               (d)  Executive Compensation Plans and Arrangements:
          Included under this caption are the exhibits marked by an asterisk (*) in Item 14(a)(3) above.

               (e) Financial Statement Schedules: The Company hereby files as financial statement schedules to this Form 10-K those financial statement schedules listed in Item 14(a)(2), above, which are attached hereto.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AUTOCLAVE ENGINEERS, INC.
                              (Registrant)



                              By /S/William F. Schilling
                                 -------------------------
                            William F. Schilling, President

          Date:  August 28, 1995



             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                  Title               Date



          /S/ William F. Schilling    President and Chief   August 28, 1995
          ------------------------    Executive Officer
          William F. Schilling        (Principal Executive
                                      Officer) and Director


          /S/ Thomas C. Guelcher      Chief Financial       August 28, 1995
          ------------------------    Officer (Principal)
          Thomas C. Guelcher          Financial Officer)



          /S/ John G. Sontag          Corporate Controller  August 28, 1995
          ------------------------    (Principal Accounting
          John G. Sontag              Officer)



          /S/ James C. Levinson       Chairman of the       August 28, 1995
          ------------------------    Board
          James C. Levinson



          /S/ A. Wade Blackman        Director              August 28, 1995
          ------------------------
          A. Wade Blackman

          /S/ Michael J. Doyle        Director              August 28, 1995
          ------------------------
          Michael J. Doyle




          /S/ Edward P. Junker III    Director              August 28, 1995
          -------------------------
          Edward P. Junker, III




          /S/ W. Gregg Kerr           Director              August 28, 1995
          -------------------------
          W. Gregg Kerr




          /S/ Marilyn G. Levinson     Director              August 28, 1995
          -------------------------
          Marilyn G. Levinson




          /S/ Carl J. Schlemmer       Director              August 28, 1995
          -------------------------
          Carl J. Schlemmer




          /S/ George H. Schofield     Director              August 28, 1995
          -------------------------
          George H. Schofield




          /S/ Donald M. Spero         Director              August 28, 1995
          -------------------------
          Donald M. Spero

                                         -62-

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                   SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                    for the fiscal years ended 1995, 1994 and 1993
                          Additions
                    ---------------------
                  Balance at  Charged to  Charged to              Balance at
                  Beginning   Costs and   Other                   End of
     Description  of Period   Expenses    Accounts    Deductions  Period
     -----------  ----------  ----------  ----------  ----------  ----------

     Reserve for slow moving inventory

     1995         $  287,000  $1,279,000   $   --     $1,133,000   $  433,000
     1994            114,000     451,000       --        278,000      287,000
     1993             48,000      66,000       --             --      114,000


































                                         S-1