Form 10-Q
period 1995-08-31
AUTOCLAVE ENGINEERS INC
filed 1995-10-13
CIK 350067

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended August 31, 1995
                                          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                            Commission file number 0-10095

                              Autoclave Engineers, Inc.
                (Exact name of registrant as specified in its charter)

          Pennsylvania                                           25-0941759
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

          22600 Savi Ranch Parkway, Yorba Linda, California           92687
          (Address of principal executive offices)               (Zip Code)

                                    (714) 921-2640
                 (Registrant's telephone number, including area code)

                    2930 West 22nd Street; Erie, Pennsylvania 16506
                 (Former name, former address and former fiscal year,
                            if changed since last report.)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                    ---    ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                The number of shares of common stock, $.15 par value,
                 outstanding as of September 30, 1995 was 4,067,841.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES

                                        INDEX


                                                             Page No.

               Part I.     Financial Information

               Consolidated Balance Sheet --
               August 31, 1995 and May 31, 1995                 3-4


               Consolidated Statement of Income --
               Three months ended August 31, 1995 and 1994       5

               Consolidated Statement of Cash Flows --
               Three months ended August 31, 1995 and 1994       6

               Notes to Consolidated Financial Statements        7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations   8-10



               Part II.     Other Information                    11

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                           August 31, 1995 and May 31, 1995
                                (amounts in thousands)
                                     (unaudited)


                                                      08/31/95        05/31/95
                                                      --------        --------
     ASSETS:

     Current Assets:
       Cash and cash equivalents                      $ 3,938         $ 4,465
       Short-term investments, at cost                  3,714           4,919
       Accounts and notes receivable                    9,464           9,543
       Inventories                                      9,801           8,440
       Prepaid expenses and other                       1,925           1,569
       Net assets of discontinued operations
        held for sale                                  11,017          11,072
                                                      -------         -------

           Total current assets                        39,859          40,008

     Property, plant and equipment, at cost:
       Buildings and improvements                       2,567           2,346
       Machinery and equipment                          9,681           9,338
                                                      -------         -------
                                                       12,248          11,684
       Accumulated depreciation and amortization        6,049           5,740
                                                      -------         -------
                                                        6,199           5,944
       Construction in progress                         1,789             880
                                                      -------         -------
                                                        7,988           6,824
                                                      -------         -------
     Goodwill, net of amortization of $1,609 and
      $1,571, respectively                              4,452           4,490
     Other assets                                         550             580
                                                      -------         -------

                                                      $52,849         $51,902
                                                      =======         =======


     See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS, INC AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                           August 31, 1995 and May 31, 1995
                      (amounts in thousands, except share data)
                                     (unaudited)


                                                         08/31/95    05/31/95
                                                         --------    --------
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts and notes payable, trade                 $ 2,341     $ 3,139
       Accrued compensation and benefits                   1,711       1,560
       Income taxes                                        1,433         672
       Current installments on term debt                   2,672       3 156
       Other current liabilities                           4,081       3,908
                                                         -------     -------
           Total current liabilities                      12,238      12,435

     Term debt                                               280         453
     Deferred income taxes                                   139          77
     Other long-term liabilities and deferred credits        463         459
                                                         -------     -------
           Total liabilities and deferred credits         13,120      13,424
                                                         -------     -------
     Shareholders' equity:
       Common stock, $.15 par value; authorized shares:
        12,000,000; issued shares:  4,416,193                662         662
       Additional paid-in capital                         20,516      20,413
       Retained earnings                                  19,233      18,171
       Foreign currency translation adjustment              (264)       (252)
                                                         -------     -------
                                                          40,147      38,994

       Less treasury stock, at cost:  140,508 shares
        at 8/31/95; 173,888 shares at 5/31/95               (418)       (516)
                                                         --------    --------

           Total shareholders' equity                     39,729      38,478
                                                         -------     -------
                                                         $52,849     $51,902
                                                         =======     =======

     See accompanying notes to consolidated financial statements.


                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                              for the three months ended
                               August 31, 1995 and 1994


                      (amounts in thousands, except share data)
                                     (unaudited)


                                              Three Months Ended August 31
                                              ----------------------------
                                                    1995           1994
                                                  --------       --------
          Net sales                               $15,023        $ 9,475
          Operating costs and expenses:
            Cost of goods sold                      9,029          6,030
            Selling, general and administrative     3,692          2,649
            Restructuring costs                        83             --
            Research, development and engineering     956            578
                                                  -------        -------
               Operating income                     1,263            218

          Interest income                              81             21
          Interest expense                            (51)          (101)
          Other income, net                           (17)            40
                                                  --------       --------
             Income from continuing opera-
              tions before income taxes             1,276            178

          Provision for income taxes                  560             82
                                                  -------        -------
             Income from continuing operations        716             96

             Income from discontinued operations,
              net of income tax provisions
              of $298 in 1995 and $2 in
              1994, respectively                      604             47
                                                  -------        --------
             Net income                           $ 1,320        $   143
                                                  =======        =======

          Per common share:
            Income from continuing operations     $  0.16        $  0.02
            Discontinued operations                  0.13           0.01
                                                  -------        -------
            Net income                            $  0.29        $  0.03
                                                  =======        =======

          Average shares used in computing
           earnings per share                   4,502,272      4,306,601
                                                =========      =========
          See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS,INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the three months ended August 31, 1995 and 1994
                          (amounts in thousands - unaudited)

                                                  Three Months Ended August 31
                                                  ---------------------------
                                                        1995            1994
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                     $1,320          $  143
        Adjustments to reconcile net income
         to net cash from operating activities:
          Depreciation and amortization                  510             749
          Deferred income taxes                           63            (381)
          Equity interest                                 --               8
          Changes in assets & liabilities:
           Accounts receivable                          (126)          2,008
           Inventories                                (1,503)         (1,027)
           Prepaids and other assets                    (326)           (585)
           Accounts payable and accrued
            liabilities                                 (428)            292
           Income taxes                                  715            (396)
           Other current liabilities                      --             264
          Change in other long-term liabilites             3             (59)
          Other                                          (78)            (18)
                                                      -------          -----
       Net cash provided from
        operating activities                             150             998
                                                      ------          ------
     CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                           (1,632)           (813)
       Change in short-term investments                1,205               1
       Other                                              65             (26)
                                                      -------         -------
       Net cash provided from (used in)
        investing activities                            (362)           (838)
                                                      -------         -------
     CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on long-term debt                       (230)           (110)
       Change in short-term borrowings, net               --             200
       Cash dividends paid                              (257)           (253)
       Proceeds from issuance of common stock            200              --
                                                      -------         -------
       Net cash (used in) financing activities          (287)           (163)
                                                      -------         -------
     Effect of exchange rate changes                     (28)            386
                                                      ------          ------
     Net increase(decrease) in cash and
      cash equivalents                                  (527)            383
     Cash & cash equivalents at beginning of yr.       4,465           5,719
                                                      ------          ------
     Cash and cash equivalents at end of period       $3,938          $6,102
                                                      ======          ======
     See accompanying notes to consolidated financial statements.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (amounts in thousands, except share data)

          1.   Basis of Presentation
               ---------------------
               The consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at August 31, 1995 and May 31, 1995, and the results of its operations for the three-month periods ended August 31, 1995 and 1994. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

               The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

          2.   Inventories
               -----------
               Inventories at August 31, 1995 and May 31, 1995 consisted of the following:
                                          Aug. 31, 1995    May 31, 1995
                                          -------------    ------------
               Raw materials                  $ 6,343         $ 5,326
               Work in process                  2,005           1,896
               Finished goods                   1,453           1,218
                                              -------         -------
                                              $ 9,801         $ 8,440
                                              =======         =======
          3.   Subsequent Event
               ----------------

               On September 22, 1995 the Company completed its previously announced sale of the Autoclave Engineers Group to Snap-tite, Inc. Consideration received from the sale was $13,500,000 in cash at closing, $2,000,000 cash placed in escrow pending transfer of Registrant's ownership of shares in its joint venture, and a $750,000 subordinated note.

               In a related but separate transaction, the Company repurchased 220,000 shares of its common stock from J & L Levinson Partnership, the Company's largest shareholder, at a price of $11.75 on September 22, 1995. This arrangement was previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis should be read in conjunction with Autoclave Engineers, Inc.'s condensed consolidated financial statements and related notes included herein.

          RESULTS OF OPERATIONS

          THREE MONTHS ENDED AUGUST 31, 1995 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1994

          Sales from continuing operations for the quarter ended August 31, 1995 increased 59% to $15,023,000 from $9,475,000 for the comparable prior year period. This strong increase in sales reflects, in part, the continued upturn in the semiconductor equipment market as well as enhanced market position for the Company. Shipments to OEM's and End Users were up 64% and 61%, respectively, for the quarter while sales of the Company's newest product line, metal seal mass flow controllers, advanced 124% for the same comparative period.

          Gross profit margin increased to 40% for the current quarter from 36% for the same quarter last year. This improvement in the gross profit margin is attributable to slightly higher average selling prices because of more favorable product mix, increases in productivity and higher utilization of manufacturing facilities which results in lower overhead as a percent of sales.

          Selling, general and administrative ("S,G&A") expenses increased to $3,692,000 in the first quarter of the current fiscal year from $2,649,000 in the comparable prior year period. These higher expenses resulted from the rapid increase in sales during the prior year. However, as a percent of sales, S,G&A fell to 24.6% for the current period from 28.0% for the prior year's comparable quarter. The Company anticipates that it will realize a cost savings of approximately $1 million per year when the current corporate office in Erie, Pennsylvania is closed and fully relocated to Unit Instruments' facility in Yorba Linda, California.

          A restructuring charge of $83,000 was recorded in the current quarter representing an adjustment in severance expense accrued in the prior year-end, resulting from the anticipated sale of the Autoclave Engineers Group.

          Research, development and engineering expenses increased to $956,000 or 6.4% of sales for the current quarter from $578,000 or 6.1% of sales for the prior year. These high expenditures reflect increased new product development charges to support the higher level of sales. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars and possibly as a percent to sales.

          Interest income increased for the current quarter because of larger investable cash balances while interest expense decreased because of reduced levels of bank borrowings. Other income and expense fluctuated primarily because of foreign currency adjustments.

          Income taxes were provided for a 44% rate for the first quarter which is down slightly from the 46% rate provided for in the prior year's first quarter. This tax rate provision results from pre-tax income earned in California at a relatively high statutory rate and losses incurred in Pennsylvania that are taxed at a lower rate. The Company expects its tax rate to decrease marginally once the sale of Autoclave Engineers Group is complete.

          Income from continuing operations was $716,000 for the current period as compared to $96,000 for the year ago quarter.

          Income from discontinued operations reflects the results of operations of the Autoclave Engineers Group for the first quarter of the current fiscal year. For the prior year's comparable period, discontinued operations reflected the results of operations for both Autoclave Engineers Group and Burton Corblin business segment. Burton Corblin was sold in January, 1995. For the first quarter, income from discontinued operations was $604,000 reflecting a strong performance by the company's Autoclave Engineers Group as compared to the prior year's results of $47,000. Last year, Autoclave Engineers Group performance was nearly mitigated by losses at Burton Corblin.

          Net income for the first quarter was $1,315,000 or $.29 per share which compares favorably to net income for the prior year period of $143,000 or $.03 per share.

          The Company's results of operations may be affected in the future by a variety of factors including: the dependency of sales on a few large customers, product mix, new product introductions by the Company and its competitors, operating expenses and the specification by end users of a particular brand of mass flow controllers on new equipment orders. In addition, the Company's results could be affected by demand for semiconductor equipment, which has experienced strong growth the past two years, and technology changes in the market.

          FINANCIAL CONDITION

          Cash flow was negative for the first quarter because of large capital expenditures and inventory accumulation at Unit Instruments. Unit expended approximately $900,000 for a fourth Class 100 cleanroom "tunnel" at its Yorba Linda facility and another $300,000 for an enlarged cleanroom at its Ireland manufacturing facility. As of August 31, 1995, the Company had no material commitments for capital expenditures; however, the Company will continue to invest in capital equipment as the need arises. Inventories at Unit increased approximately $1,400,000 for the quarter because of purchases to support anticipated increased activity levels, longer lead times on certain parts and initial parts stocking at the Company's new service center in Korea.

          In addition to the $7,652,000 cash, cash equivalents and short-term investment balances at August 31, 1995, the Company had approximately $5,700,000 available under domestic credit facilities at the end of the first quarter. In addition, the Company expects to realize approximately $13 million in cash from the sale of the Autoclave Engineers Group during the second quarter of the current fiscal year. The Company believes that these cash resources are adequate to meet its near-term capital requirements.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION





          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibit 11 - Computation of Earnings Per Share

                    (b)  Reports on Form 8-K - There were no reports on
                              Form 8-K filed during the quarter ended
                              August 31, 1995.

                      AUTOCLAVE ENGINEERS, INC. AND SUBSIDIARIES



                                      SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Autoclave Engineers, Inc.
                                         ------------------------------
                                         Registrant


                                         /S/ Michael J. Doyle
          Date:  October 13, 1995        -------------------------------
                                         Michael J. Doyle, President
                                         and Chief Executive Officer


                                         /S/ Gary N. Patten
          Date:  October 13, 1995        -------------------------------
                                         Gary N. Patten
                                         Chief Financial Officer