Form 10-Q
period 1995-12-02
UNIT INSTRUMENTS INC
filed 1996-01-16
CIK 350067

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   DECEMBER 2, 1995

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    ---------------------
     COMMISSION FILE NUMBER:  0-10095


                            UNIT INSTRUMENTS, INC.
            (Exact name of registrant as specified in its charter)

               CALIFORNIA                         33-0077406
      (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
           OF INCORPORATION)                 IDENTIFICATION NUMBER)


            22600 SAVI RANCH PARKWAY, YORBA LINDA, CALIFORNIA  92687
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 921-2640


       AUTOCLAVE ENGINEERS, INC., 2930 WEST 22ND STREET, ERIE, PA  16506
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                       CLASSES             OUTSTANDING AT DECEMBER 31, 1995:
                       -------             --------------------------------
            COMMON STOCK $.15 PAR VALUE...              4,079,497

================================================================================

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES

                                 INDEX

                                                                  Page No.

Part I.  Financial Information

Condensed Consolidated Balance Sheets --                           3-4
December 2, 1995 and May 31, 1995

Condensed Consolidated Statements of Income --                      5
Three months and six months ended
December 2, 1995 and November 30, 1994

Condensed Consolidated Statements of Cash Flows --                  6
Six months ended December 2, 1995 and
November 30, 1994

Notes to Condensed Consolidated Financial Statements               7-8

Management's Discussion and Analysis of                            9-13
Financial Condition and Results of Operations



Part II.  Other Information

Item 4    Submission of Matters to a                                13
          Vote of Shareholders

Item 6    Exhibits and Reports on Form 8-K                          14

PART I.   FINANCIAL INFORMATION

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                  (unaudited)

                                                            12/02/95     05/31/95
                                                           ---------    ---------
ASSETS:

Current Assets:
  Cash and cash equivalents                                $  15,083    $   4,465
  Short-term investments, at cost                                -0-        4,919
  Accounts receivable                                          9,975        9,543
  Inventories                                                 10,472        8,440
  Deferred taxes                                                 562        1,111
  Prepaid expenses and other current assets                      160          458
  Net assets of discontinued operations held for sale            -0-       11,072
                                                           ---------    ---------
   Total current assets                                       36,252       40,008
                                                           ---------    ---------

Property, plant and equipment, at cost:
  Buildings and improvements                                   4,032        2,346
  Machinery and equipment                                     10,984        9,338
                                                           ---------    ---------
                                                              15,016       11,684
  Accumulated depreciation and amortization                   (6,226)       5,740
                                                           ---------    ---------
                                                               8,790        5,944
  Construction in progress                                       334          880
                                                           ---------    ---------
                                                               9,124        6,824
                                                           ---------    ---------

Goodwill, net of amortization of $1,647
 and $1,571, respectively                                      4,414        4,490
Other assets                                                   1,310          580
                                                           ---------    ---------

                                                           $  51,100    $  51,902
                                                           =========    =========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                  (unaudited)

                                                         12/02/95     05/31/95
                                                        ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts and notes payable, trade                     $   3,068    $   3,139
  Accrued compensation and benefits                         1,294        1,560
  Income taxes                                              1,349          672
  Current installments on term debt                         2,286        3,156
  Other current liabilities                                 2,841        3,908
                                                        ---------    ---------
      Total current liabilities                            10,838       12,435

Term debt                                                     -0-          453
Deferred income taxes                                         -0-           77
Other long-term liabilities and deferred credits              582          459
                                                        ---------    ---------
      Total liabilities and deferred credits               11,420       13,424
                                                        ---------    ---------
Shareholders' equity:

  Common stock, $.15 par value; authorized shares:
   12,000,000; issued shares: 4,079,497                       612          662
  Additional paid-in capital                               17,695       20,413
  Retained earnings                                        21,801       18,171
  Foreign currency translation adjustment                    (428)        (252)
                                                        ---------    ---------
                                                           39,680       38,994
  Less treasury stock, at cost:  -0- shares
   and 173,888 shares, respectively                           -0-         (516)
                                                        ---------    ---------

      Total shareholders' equity                           39,680       38,478
                                                        ---------    ---------
                                                        $  51,100    $  51,902
                                                        =========    =========


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    December 2, 1995 and November 30, 1994
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                 Three Months Ended           Six Months Ended
                                              -------------------------   -------------------------
                                                12/02/95      11/30/94      12/02/95      11/30/94
                                              ----------    ----------    ----------    ----------
Net sales                                     $   15,546    $   10,402    $   30,569    $   19,877
Cost of sales                                      9,275         6,646        18,304        12,676
                                              ----------    ----------    ----------    ----------
Gross margin                                       6,271         3,756        12,265         7,201
Operating expenses:
  Selling, general and administrative              3,745         2,839         7,437         5,488
  Restructuring costs                                290           -0-           373           -0-
  Research, development and engineering              821           629         1,777         1,207
                                              ----------    ----------    ----------    ----------
  Total operating expenses                         4,856         3,468         9,587         6,695

Operating income                                   1,415           288         2,678           506

Interest income                                      197            21           278            42
Interest expense                                     (30)          (96)          (81)         (197)
Other income, net                                     (4)           59           (21)           99
                                              ----------    ----------    ----------    ----------
Income from continuing operations
     before income taxes                           1,578           272         2,854           450

Provision for income taxes                           610           112         1,170           194
                                              ----------    ----------    ----------    ----------
Income from continuing operations                    968           160         1,684           256

Discontinued operations:
 Income from discontinued operations
  net of income tax provisions for the
  three months of $223 in 1995 and $494
  in 1994 and, for the six months of
  $521 in 1995 and $533 in 1994,
  respectively                                       146           590           750           637
 Gain  on disposal net of income tax
  provision of $1,011 for the three
  and six months periods                           1,454            --         1,454            --
                                              ----------    ----------    ----------    ----------
Net income                                    $    2,568    $      750    $    3,888    $      893
                                              ==========    ==========    ==========    ==========
Per common share:
  Income from continuing operations           $      .22    $      .04    $      .38    $      .06
  Income from discontinued operations                .36           .13           .49           .15
                                              ----------    ----------    ----------    ----------
Net income per share                          $      .58    $      .17    $      .87    $      .21
                                              ==========    ==========    ==========    ==========
Weighted average number of common shares
  and common share equivalents                 4,439,000     4,329,000     4,471,000     4,318,000
                                              ==========    ==========    ==========    ==========

Dividends per share                           $      .00    $      .06    $      .06    $      .12
                                              ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the six months ended December 2, 1995 and November 30, 1994
                      (amounts in thousands) (unaudited)

                                                                            Six Months Ended Dec. 2 and Nov. 30
                                                                            -----------------------------------
                                                                                  1995              1994
                                                                            ---------------    ----------------
Cash Flows from Operating Activities:
  Net income                                                                        $ 3,888    $   893
   Adjustments to reconcile net income to
   net cash provided from operating activities:
     Depreciation and amortization                                                      934      1,492
     Deferred income taxes                                                              717       (400)
     Loss on sale of fixed assets                                                       -0-         26
     Equity interest                                                                    -0-        (75)
     (Gain) on sale of business                                                      (1,454)       -0-
     Changes in assets & liabilities:
      Accounts receivable                                                              (432)       (45)
      Inventories                                                                    (2,032)    (1,689)
      Prepaids and other assets                                                          83        247
      Accounts payable and accrued liab.                                             (1,404)    (1,297)
      Income taxes                                                                      678       (701)
      Other current liabilities                                                        (870)       495
      Change in other long-term liabilities                                             123         15
      Other                                                                             -0-         92
                                                                                    -------    -------
Net cash provided from (used in)
  operating activities                                                                  231       (947)
                                                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (3,169)    (1,409)
 Proceeds from the sale of fixed assets                                                 -0-        242
 Change in short-term investments                                                     4,919        (67)
 Net cash proceeds from sale of business                                             12,526        -0-
 Other                                                                                  -0-        (39)
                                                                                    -------    -------
Net cash provided from
 (used in) investing activities                                                      14,276     (1,273)
                                                                                    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on long-term debt                                                            (453)      (227)
 Change in short-term borrowings, net                                                   -0-      1,042
 Cash dividends paid                                                                   (258)      (507)
 Note receivable from sale of business                                                 (750)       -0-
 Purchase of company common stock                                                    (2,584)       -0-
 Proceeds from issuance of common stock                                                 332         41
 Other                                                                                  -0-        (34)
                                                                                    -------    -------
Net cash provided from (used in)
  financing activities                                                               (3,713)       315
                                                                                    -------    -------
Effect of exchange rate changes                                                        (176)       510
                                                                                    -------    -------
Net increase (decrease) in cash & cash equivalents                                   10,618     (1,395)
Cash and cash equivalents at beginning of year                                        4,465      5,719
                                                                                    -------    -------
Cash and cash equivalents at end of year                                            $15,083    $ 4,324
                                                                                    =======    =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at December 2, 1995 and May 31, 1995, and the results of its operations for the three and six-month periods ended December 2, 1995 and November 30, 1994. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2.   Inventories

     Inventories at December 2, 1995 and May 31, 1995 consisted of the following:

                               12/02/95    05/31/95
                              ---------   ---------
     Raw materials            $   6,595   $   5,326
     Work in process              2,333       1,896
     Finished goods               1,544       1,218
                              ---------   ---------
       Total inventories      $  10,472   $   8,440
                              =========   =========

3.   Sale of Autoclave Engineers Group

     The Company sold its Autoclave Engineers Group during the second quarter for a total consideration of $16,250,000, which consisted of cash in the amount of $15,500,000 and a five-year promissory note for $750,000.

4.   Environmental Liability

     The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. As of December 2, 1995, the Company has accrued $685,000 for the probable cost of remediation, further analysis and other related costs. At this time, the Company is not able to determine if remediation activities will be required and, if so required, the extent of these remediation efforts.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 2, 1995 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1994

Sales from continuing operations for the second fiscal quarter ended December 2, 1995 increased 49% to $15,546,000 from $10,402,000 for the comparable prior year period. This increase in sales reflects, in part, the continued strong demand in the semiconductor equipment market, as well as enhanced market position for the Company. Shipments to OEM's and End Users were up 44% and 95%, respectively, for the quarter while sales of the Company's metal seal mass flow controllers, used in more demanding applications, advanced 75% from the comparable prior year period.

Gross profit margin increased to 40% for the current quarter from 36% for the same quarter last year. This improvement in the gross profit margin is attributable to slightly higher average selling prices, more favorable product mix, increases in productivity and higher utilization of manufacturing facilities which resulted in higher absorption of fixed overhead costs.

Selling, general and administrative ("S,G&A") expenses increased to $3,745,000 in the second quarter of the current fiscal year from $2,839,000 in the comparable prior year period. However, as a percent of sales, S,G&A fell to 24% for the current period from 27% for the prior year's comparable quarter. The Company closed its Erie, Pennsylvania corporate office on September 29, 1995 and transferred all corporate office functions during the second quarter to Unit Instruments' headquarters in Yorba Linda, California. The Company anticipates that it will realize cost savings of approximately $1 million per year with the relocation of the corporate office and other elements of the previously announced restructuring.

A restructuring charge of $290,000 was recorded in the current quarter for additional legal fees, employee severance expenses and other additional expense items resulting from restructuring activities and the closure of the Erie, Pennsylvania corporate office during the second quarter.

Research, development and engineering ("R,D&E") expenses increased to $821,000 for the current quarter from $629,000 for the prior year. These higher expenditures reflect increased new product development charges to support current and anticipated future sales.

The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars and possibly as a percent to sales in subsequent periods.

Interest income increased substantially for the current quarter to $197,000 from $21,000 for the prior year period. This increase in interest income results primarily from the restructuring activities of the past four quarters which involved the sale of Burton Corblin and Autoclave Engineers Group and the resultant increase in cash balances. Interest expense declined for the quarter to $30,000 from $96,000 because debt outstanding against a domestic bank line of credit was paid off during the current quarter.

Income from continuing operations before income taxes increased dramatically to $1,578,000 for the current quarter from $272,000 for the prior year period. Income taxes for continuing operations were provided for at a 39% rate for the second quarter as compared to a 41% rate for in the prior year's second quarter.

Income from continuing operations was $968,000 for the current period or $.22 per share as compared to $160,000 or $.04 per share for the year ago quarter.

Income from discontinued operations during the phase down period for the current fiscal quarter reflects the results of Autoclave Engineers Group for the period from September 1, 1995 through September 22, 1995. For the prior year's comparable period, discontinued operations reflected the results of operations for both Autoclave Engineers Group and the Burton Corblin compressor business segment based in France. Burton Corblin was sold in January, 1995 and Autoclave Engineers Group was sold on September 22, 1995. For the second quarter, income from discontinued operations during the phase down period was $146,000, net of income tax provision of $223,000. For the prior year period, income from discontinued operations during the phase down period was $590,000, net of income tax provision of $494,000. The Company sold its Autoclave Engineers Group during the second quarter and recorded a gain on sale of $1,454,000, net of tax provision of $1,011,000. Total net income from discontinued operations was $1,600,000 for the quarter or $.36 per share.

Net income for the second quarter of fiscal 1996, including income from discontinued operations, was $2,568,000 or $.58 per share, which compares favorably to net income for the prior year period of $750,000 or $.17 per share. The Company concluded its restructuring activities during the second quarter with the sale of Autoclave Engineers Group and the relocation of the corporate office functions to Unit Instruments in California. Accordingly, the Company does not expect to record additional material restructuring charges or discontinued operating results in subsequent quarters.

SIX MONTHS ENDED DECEMBER 2, 1995 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1994

Sales from continuing operations for the six-month period ended December 2, 1995 increased 54% to $30,569,000 from $19,877,000 for the comparable prior year period. This increase in sales is attributable, in part, to the continued strong demand for semiconductor fabrication equipment, as well as enhanced market position for the Company's mass flow controllers. Shipments to OEM's and End Users were up 53% and 78%, respectively, while sales of metal seal mass flow controllers were up 96% for the six-month period compared to the same prior year period.

Gross profit margins increased to 40% for the current year from 36% last year because of slightly higher average selling prices, more favorable product mix, increased productivity and higher utilization of manufacturing facilities, which resulted in higher absorption of fixed overhead costs.

Selling general and administrative expenses increased 36% to $7,437,000 for the first half but fell as percent of sales to 24% for the current six-month period from 28% for the prior year period. The Company closed its Erie, Pennsylvania corporate office during the second quarter and transferred all corporate office functions to Unit Instruments' headquarters in Yorba Linda, California. The Company anticipates that it will realize cost savings of approximately $1 million per year with the relocation of the corporate office and other elements of the previously announced restructuring.

A restructuring charge of $373,000 was incurred during the first half of the current fiscal year for employee severance expense, additional legal fees and other expenses resulting from restructuring activities for the period, including the closure of the Erie, Pennsylvania corporate office.

Research, development and engineering expenses increased 47% for the comparative six-month period reflecting new product development efforts and higher staffing levels in these departments. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars and possibly as a percent to sales in subsequent periods.

Interest income increased substantially to $278,000 from $42,000 the prior year because of much higher cash balances resulting from the divestiture of Burton Corblin and Autoclave Engineers Group. Interest expense declined for the comparative period because of lower levels of borrowing outstanding as all domestic credit facilities were repaid during the second quarter of the current fiscal year.

Income from continuing operations before income taxes increased dramatically to $2,854,000 for the current six-month period from $450,000 for the prior year period. Income taxes for continuing operations were provided for at a 41% rate compared to a 43% rate for the prior year's period.

Income from continuing operations was $1,684,000 for the current period or $.38 per share as compared to $256,000 or $.06 per share for the prior year six-month period.

Income from discontinued operations during the phase down period for the current fiscal period reflects the results of Autoclave Engineers Group through September 22, 1995. For the prior year's comparable period, discontinued operations reflected the results of operations for both Autoclave Engineers Group and the Burton Corblin compressor business segment based in France.
Burton Corblin was sold in January, 1995 and Autoclave Engineers Group was sold on September 22, 1995. For the current year, income from discontinued operations during the phase down period was $750,000, net of income tax provision of $521,000. For the prior year period, income from discontinued operations during the phase down period was $637,000, net of income tax provision of $533,000. The Company sold its Autoclave Engineers Group during the second quarter and recorded a gain on sale of $1,454,000, net of income tax provision of $1,011,000. Total net income from discontinued operations was $2,204,000 for the six-month period or $.49 per share.

Net income for the first half of the current fiscal year, including income from discontinued operations, was $3,888,000 or $.87 per share, which compares favorably to net income for the prior year period of $893,000 or $.21 per share, including income from discontinued operations. The Company concluded its restructuring activities during the second quarter with the sale of Autoclave Engineers Group and the relocation of the corporate office functions to Unit Instruments in California. Accordingly, the Company does not expect to record additional material restructuring charges or discontinued operating results in subsequent quarters.

The Company's results of operations may be affected in the future by a variety of factors including: the dependency of sales on a few large customers, product mix, new product introductions by the Company and its competitors, operating expenses and the "nominations" of end users for the brand of mass flow controllers on new equipment orders. In addition, the Company's results could be affected by demand for semiconductor equipment, which has experienced strong growth the past two years, and technology changes in the market.


FINANCIAL CONDITION

The Company sold its Autoclave Engineers Group during the second quarter for a total consideration of $16,250,000, which consisted of cash in the amount of $15,500,000 and a five-year promissory note for $750,000. In conjunction with this transaction, the Company repurchased 220,000 shares of common stock during the quarter for a total consideration of $2,584,000. In addition, the Company repaid all outstanding borrowings under it existing domestic credit facility which consumed $666,000 of the cash received from the sale.

For the six months, cash was used for higher inventory and accounts receivable balances and to liquidate accrued liabilities primarily associated with restructuring activities. Capital expenditures were $3,169,000 for the period and consisted of approximately $1.5 million for a fourth cleanroom "tunnel", $1.1 million for offshore facility expansions, and approximately $.6 million for other items. The Company expects to spend between $5 and $6 million on capital projects this fiscal year to support current and future activity levels.

With the sale of Autoclave Engineers Group, the Company's liquidity position improved considerably. Cash and cash equivalents were $15.1 million as of December 2, 1995 and all borrowings under the domestic credit facility have been repaid. The Company's only debt outstanding is a Yen denominated credit facility through Unit Japan for approximately $2 million. The Company expects that these current cash resources and cash generated from continuing operations will be adequate to fund the Company's anticipated near-term capital requirements.

Subsequent to fiscal year-end 1995, the Company received the findings of further environmental study on its previously owned property in Erie, PA. These studies indicated that there existed some soil contamination around one of the buildings of the Autoclave Engineers Group facility on the Erie, PA site. The study further revealed the presence of VOC's, in one of the monitoring wells, that was in excess of Level 1 standards established by the Pennsylvania Department of Environmental Protection. The Company accrued additional amounts during the second quarter for possible remediation efforts along with further study costs and other related expenses. At this time, the Company has not determined whether remediation activities will be required and, if remediation is required, the extent and cost of such remediation.


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Shareholders.

          At the Annual Meeting of Shareholders, which was held on November 10, 1995, Messrs. James C. Levinson and A. Wade Blackman were reelected directors of the Company. Continuing as directors were Messrs. Michael
          J. Doyle, George Boyadjieff and Edward Rogas, Jr. The Shareholders also approved, by an affirmative vote of 3,200,187 versus votes against of 12,460, to change the Corporation's state of incorporation from Pennsylvania to California pursuant to a Plan of Merger which provided for the Corporation to be merged into its wholly-owned subsidiary, Unit Instruments, Inc. Shareholders also approved the appointment of Price Waterhouse LLP as the auditors for the fiscal year ending May 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11.1 - Computation of Earnings Per Share

          (b) Two reports on Form 8-K were filed during the quarter. The first report on Form 8-K dated September 22, 1995 concerned the sale of the Company's Autoclave Engineers Group to Snap-tite, Inc. and the repurchase of 220,000 shares of the Company's common stock from the Registrant's largest shareholder.

               The second report on Form 8-K dated November 10, 1995 concerned Shareholder approval of a reincorporation merger and Plan of Merger whereby Autoclave Engineers, Inc. was merged into Unit Instruments, Inc. which served to change the state of incorporation of the Company from Pennsylvania to California. The report further disclosed that the Company's listing on the NASDAQ was changed to Unit Instruments, Inc. from Autoclave Engineers, Inc. with a new trading symbol of UNII.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES


                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Unit Instruments, Inc.
                                     -----------------------
                                         Registrant



Date:  January 12, 1995              /s/ Michael J. Doyle
                                     -----------------------------------
                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  January 12, 1995              /s/ Gary N. Patten
                                     -----------------------------------
                                     Gary N. Patten
                                     Chief Financial Officer