Form 10-Q
period 1996-02-02
UNIT INSTRUMENTS INC
filed 1996-04-10
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED:  MARCH 2, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________
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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 921-2640


  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES XXX   NO
                                                    ---      ---

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                   CLASSES               OUTSTANDING AT MARCH 2, 1996:
                   -------               -----------------------------
         COMMON STOCK $.15 PAR VALUE                4,080,647

================================================================================

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Condensed Consolidated Balance Sheets ................................     3-4
March 2, 1996 and May 31, 1995


Condensed Consolidated Statements of Income...........................      5
Three months and nine months ended
March 2, 1996 and February 28, 1995

Condensed Consolidated Statements of Cash Flows.......................      6
Nine months ended March 2, 1996 and
February 28, 1995

Notes to Condensed Consolidated Financial Statements..................      7

Management's Discussion and Analysis of...............................     8-11
Financial Condition and Results of Operations

Part II.  Other Information

Item 6    Exhibits and Reports on Form 8-K............................    11-13

PART I.  FINANCIAL INFORMATION

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                  (unaudited)

                                                   March 2, 1996    May 31, 1995
                                                   -------------    ------------
ASSETS:
  Current Assets:
  Cash and cash equivalents                           $14,847          $ 4,465
  Short-term investments, at cost                          -0-           4,919
  Accounts receivable                                  10,551            9,543
  Inventories                                          10,897            8,440
  Deferred taxes                                          562            1,111
  Prepaid expenses and other                              342              458
  Net assets of discontinued operations
    held for sale                                          -0-          11,072
                                                      -------          -------
    Total current assets                               37,199           40,008
                                                      -------          -------

Property, plant and equipment, at cost:
  Buildings and improvements                            4,386            2,346
  Machinery and equipment                              11,031            9,338
                                                      -------          -------
                                                       15,417           11,684
  Accumulated depreciation and amortization            (6,726)           5,740
                                                      -------          -------
                                                        8,691            5,944
  Construction in progress                                883              880
                                                      -------          -------
  Net property, plant and equipment                     9,574            6,824
                                                      -------          -------
Goodwill, net of amortization of $1,685
  and $1,609, respectively                              4,376            4,490
Other assets                                            1,265              580
                                                      -------          -------
                                                      $52,414          $51,902
                                                      =======          =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                  (unaudited)

                                                   March 2, 1996    May 31, 1995
                                                   -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                             $ 3,130          $ 3,139
  Accrued compensation and benefits                     1,818            1,560
  Income taxes                                          1,203              672
  Current term debt                                     2,193            3,156
  Other current liabilities                             2,312            3,908
                                                      -------          -------
        Total current liabilities                      10,656           12,435

Term debt                                                  -0-             453
Deferred income taxes                                      -0-              77
Other long-term liabilities and deferred credits          609              459
                                                      -------          -------
        Total liabilities and deferred credits         11,265           13,424
                                                      -------          -------

Shareholders' equity:

Common stock, $.15 par value; authorized shares:
  12,000,000; issued shares: 4,080,647                    612              662
Additional paid-in capital                             17,701           20,413
Retained earnings                                      23,285           18,171
Foreign currency translation adjustment                  (449)            (252)
                                                      -------          -------
                                                       41,149           38,994
Less treasury stock, at cost: -0- shares
  and 173,888 shares, respectively                         -0-            (516)
                                                      -------          -------
        Total shareholders' equity                     41,149           38,478
                                                      -------          -------
                                                      $52,414          $51,902
                                                      =======          =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      March 2, 1996 and February 28, 1995
                   (amounts in thousands, except share data)
                                  (unaudited)

                                 Three Months Ended        Nine Months Ended
                               ----------------------    ----------------------
                                03/2/96      2/28/95     03/02/96     02/28/95
                               ---------    ---------    ---------    ---------
Net sales                        $17,232      $12,859      $47,801      $32,736
Cost of sales                     10,563        7,965       28,952       20,641
                               ---------    ---------    ---------    ---------
Gross margin                       6,669        4,894       18,849       12,095
Operating expenses:
  Selling, general and
    administrative                 3,391        3,315       10,859        8,803
  Restructuring costs                 -0-          -0-         373           -0-
  Research, development and
    engineering                      985          728        2,700        1,935
                               ---------    ---------    ---------    ---------
  Total operating expenses         4,376        4,043       13,932       10,738

        Operating income           2,293          851        4,971        1,357

Interest income                      191           64          469          106
Interest expense                     (12)         (82)         (93)        (279)
Other income, net                    (46)          21          (67)         120
                               ---------    ---------    ---------    ---------
Income from continuing
  operations before income
  taxes                            2,426          854        5,280        1,304
Provision for income taxes           942          507        2,112          701
                               ---------    ---------    ---------    ---------
Income from continuing
  operations                       1,484          347        3,168          603

Discontinued operations:
  Income from discontinued
    operations net of income
    tax provisions for the
    three months of $313 in
    1995 and, for the nine
    months of $521 in 1996
    and $847 in 1995                  -0-         373          750        1,010

  Gain on disposal net of
    income tax provision
    for the three months in
    1995 of a benefit of
    $161 and for the nine
    month period of $1,011
    in 1996 and a benefit
    of $161 in 1995                   -0-         909        1,454          909
                               ---------    ---------    ---------    ---------
Net income                       $ 1,484      $ 1,629      $ 5,372      $ 2,522
                               =========    =========    =========    =========
Per common share:
  Income from continuing
    operations                   $   .34      $   .08      $   .72      $   .39
  Income from discontinued
    operations                        --          .30          .49          .19
                               ---------    ---------    ---------    ---------
Net income per share             $   .34      $   .38      $  1.21      $   .58
                               =========    =========    =========    =========
Weighted average number of
  common shares and common
  share equivalents            4,318,000    4,330,000    4,420,000    4,322,000
                               =========    =========    =========    =========
Dividends per share            $     .00    $     .06    $     .06    $     .18
                               =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         for the nine months ended March 2, 1996 and February 28, 1995
                            (amounts in thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                           --------------------
                                                           03/02/96    02/28/95
                                                           --------    --------
Cash Flows from Operating Activities:
  Net income                                                $ 5,372     $ 2,522
    Adjustments to reconcile net income to
      net cash provided from operating activities:
      Depreciation and amortization                           1,530       2,245
      Deferred income taxes                                     692        (430)
      Loss on sale of fixed assets                               -0-         28
      Equity interest                                            -0-        (68)
      (Gain) on sale of business                             (1,454)       (259)
      Changes in assets & liabilities:
        Accounts receivable                                  (1,008)     (1,092)
        Inventories                                          (2,457)     (2,741)
        Prepaids and other assets                               (49)       (697)
        Accounts payable and accrued liabilities                 (9)      1,119
        Income taxes                                            531         347
        Other current liabilities                            (1,338)        245
        Change in other long-term liabilities                   150         373
        Other                                                    -0-        (72)
                                                            -------     -------
Net cash provided from operating activities                   1,960       1,520
                                                            -------     -------

Cash Flows from Investing Activities:
  Capital expenditures                                       (4,156)     (2,585)
  Proceeds from the sale of fixed assets                         -0-        242
  Change in short-term investments                            4,919      (7,864)
  Net cash proceeds from sale of business                    12,526       5,208
  Other                                                          -0-        (51)
                                                            -------     -------
Net cash provided from (used in) financing activities        13,289      (5,050)
                                                            -------     -------

Cash Flows from Investing Activities:
  Payments on long-term debt                                   (453)       (343)
  Change in short-term borrowings, net                         (963)        423
  Cash dividends paid                                          (258)       (759)
  Note receivable from sale of business                        (750)         -0-
  Purchase of company common stock                           (2,584)         -0-
  Proceeds from issuance of common stock                        338           7
  Other                                                          -0-         -0-
                                                            -------     -------
Net cash provided from (used in) financing activities        (4,670)       (672)
                                                            -------     -------
Effect of exchange rate changes                                (197)        636
                                                            -------     -------
Net increase (decrease) in cash & cash equivalents           10,382      (3,566)
Cash and cash equivalents at beginning of year                4,465       5,719
                                                            -------     -------
Cash and cash equivalents at end of year                    $14,847     $ 2,153
                                                            =======     =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)


1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at March 2, 1996 and May 31, 1995, and the results of its operations for the three and nine-month periods ended March 2, 1996 and February 28, 1995. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1995.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to confirm to the current year presentation.

2.   Inventories

     Inventories at March 2, 1996 and May 31, 1995 consisted of the following:

                                03/02/96    5/31/95
                                --------    -------
     Raw materials               $ 5,208     $5,326
     Work in process               3,954      1,896
     Finished goods                1,735      1,218
                                 -------     ------
         Total inventories       $10,897     $8,440
                                 =======     ======

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 2, 1996 COMPARED TO THREE MONTHS ENDED FEBRUARY 28,
1995

Sales from continuing operations for the third fiscal quarter ended March 2, 1996 increased 34% to $17,232,000 from $12,859,000 for comparable prior year period. This increase in sales reflects, in part, the continued strong demand in the semiconductor equipment market, as well as enhanced market position for the Company. Shipments to OEM's and End Users were up 29% and 42%, respectively, for the quarter while sales of the Company's Model 1660 metal seal mass flow controller, used in more demanding applications, grew 176% over the comparable prior year period.

Gross profit margin increased to 39% for the current quarter from 38% for the same quarter last year. The improvement in the gross profit margin is attributable to increases in productivity and higher utilization of manufacturing facilities which results in lower overhead as a percent of sales. Offsetting these favorable trends was higher material content to sales because of product mix and other costing factors.

Selling, general and administrative ("S,G&A") expenses increased slightly to $3,391,000 in the third quarter of the current fiscal year from $3,315,000 in the comparable prior year period, but fell as a percent of sales to 20% from 26% for the prior year. The Company closed its Erie, Pennsylvania corporate office on September 29, 1995 and transferred all corporate office functions during the second quarter to Unit Instruments' headquarters in Yorba Linda, California.
The Company is realizing significant cost savings as a result of that action as is reflected in the third quarter comparative results. On an annualized basis, the Company expects these cost savings to be in excess of $1 million.

Research, development and engineering ("R,D&E") expenses increased 35% to $985,000 for the current quarter from $728,000 for the prior year. These higher expenditures reflect increased new product development charges to support current and anticipated future sales. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars and possibly as a percent to sales in subsequent periods.

Interest income increased substantially for the current quarter to $191,000 from $64,000 for the prior year period. This increase in interest income results primarily from the restructuring activities of the previous year, which involved the sale of Burton Corblin and Autoclave Engineers Group, and the resultant increase in cash balances. Interest expense declined for the quarter to $12,000 from $82,000 because a domestic bank borrowing was paid off during the previous quarter. Other income and expense fluctuated primarily because of charges relating to a deferred retirement plan assumed from the predecessor Company.

Income from continuing operations before income taxes increased dramatically to $2,426,000 for the current quarter from $854,000 for the prior year period. Income taxes for continuing operations were provided for at a 39% rate for the third quarter as compared to a 59% rate for the prior year. Last year the Company incurred foreign losses that were not deductible for tax purposes which increased the effective tax rate for that period.

Income from continuing operations surged to $1,484,000 for the current period, or $.34 per share, as compared to $507,000, or $.08 per share, for the year ago quarter.

Income from discontinued operations for the prior year period reflects the results of Autoclave Engineers Group for the period while the recorded gain on disposal reflects the sale of the Burton Corblin compressor business segment in January, 1995.

Net income for the third quarter was $1,484,000, or $.34 per share, as compared to $1,629,000, or $.38 per share, for the comparable prior year quarter. The prior year's results were heavily impacted by the gain on sale of Burton Corblin and discontinued operations of Autoclave Engineers Group.


NINE MONTHS ENDED MARCH 2, 1996 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1995

Sales from continuing operations for the nine-month period ending March 2, 1996 increased 46% to $47,801,000 from $32,736,000 for the comparable prior year period. This increase in sales is attributable, in part, to the continuing strong demand for semiconductor fabrication equipment, as well as enhanced market position for the Company's mass flow controllers. Shipments to OEM's and End Users were up 44% and 69%, respectively, while sales of the Company's Model 1660 metal seal mass flow controller were up 183% for the nine-month period compared to the same prior year period.

Gross profit margins increased to 40% for the current year from 37% last year because of slightly higher average selling prices, increased productivity and higher utilization of manufacturing facilities which reduced overhead burden rates. Offsetting these favorable factors were higher material content to sales because of product mix and other costing factors.

Selling, general and administrative expenses increased 23% to $10,828,000 for the nine month period but fell as percent of sales to 23% for the year-to-date period from 27% last year. These higher current year expenses were driven by the 46% sales increase the company has experienced for its products. The Company closed its Erie, Pennsylvania corporate office during the second quarter of the current fiscal year and transferred all corporate office functions to Unit Instruments' headquarters in Yorba Linda, California. This transfer of corporate office functions is anticipated to save the Company in excess of $1 million per year and substantial savings were realized during the third fiscal quarter of the current year.

A restructuring charge of $373,000 was incurred during the first half of the current fiscal year for adjusted employee severance expense, additional legal fees and other expenses resulting from restructuring activities for the period, including the closure of the Erie, Pennsylvania corporate office.

Research, development and engineering expenses increased 43% for the comparative nine-month period reflecting new product development efforts and higher staffing levels in this area. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollars and possibly as a percent to sales in subsequent periods.

Interest income increased substantially to $469,000 from $106,000 the prior year because of much higher cash balances resulting from the divestiture of Burton Corblin and Autoclave Engineers Group. Interest expense declined for the comparative period because of lower levels of borrowing outstanding as all domestic credit facilities were repaid during the second quarter of the current fiscal year. Other income and expense fluctuated primarily because of foreign currency translation gains and losses recorded in the respective periods.

Income from continuing operations before income taxes increased dramatically to $5,280,000 for the current nine-month period from $1,304,000 for the prior year period. Income taxes for continuing operations were provided for at a 40% rate compared to a 54% rate for the prior year's period. The high income tax rate for the prior year reflects foreign subsidiary losses which could not be offset against taxable income from domestic operations.

Income from continuing operations was $3,168,000 for the current period, or $.72 per share, as compared to $603,000, or $.14 per share, for the prior year nine-month period.

Income from discontinued operations during the phase down period for the current fiscal period reflects the results of Autoclave Engineers Group through September 22, 1995. For the prior year's comparable period, discontinued operations reflected the results of operations for both Autoclave Engineers Group and the Burton Corblin compressor business segment based in France.
Burton Corblin was sold in January, 1995 and Autoclave Engineers Group was sold in September, 1995. For the current year, income from discontinued operations during the phase down period was $750,000 as compared to $1,010,000 for the prior year. The Company sold its Autoclave Engineers Group during the second quarter of the current fiscal year and recorded a gain on sale of $1,454,000. During the third quarter of the prior fiscal year, the Company sold its Burton Corblin subsidiary and recorded a gain on disposal of $909,000.

Net income for the nine month period of the current fiscal year, including income from discontinued operations, was $5,372,000, or $1.21 per share, which compares favorably to net income for the prior year period of $2,522,000, or $.58 per share, including income from discontinued operations. The Company concluded its restructuring activities during the second quarter of the current fiscal year with the sale of Autoclave Engineers Group and the relocation of the corporate office functions to Unit Instruments in California.

The Company's results of operations may be affected in the future by a variety of factors including the dependency of sales on a few large customers, product mix, new product introductions by the Company and its competitors, operating expenses and the "nominations" of end users for the make and model of mass flow controllers on new equipment orders. In addition, the Company's results could be affected by demand for semiconductor equipment, which has experienced strong growth the past two years, and technology changes in the market.

FINANCIAL CONDITION

The Company sold its Autoclave Engineers Group during the second quarter for a total consideration of $16,250,000, which consisted of cash in the amount of $15,500,000 and a five-year promissory note for $750,000. In conjunction with this transaction, the Company repurchased 220,000 shares of common stock during the second quarter for a total consideration of $2,584,000. In addition, the Company repaid all outstanding domestic borrowings under an existing credit facility which utilized $812,000 of cash.

For the nine months, cash was used for higher inventory and accounts receivable balances and to liquidate accrued liabilities primarily associated with restructuring activities. Capital expenditures were $4,101,000 for the period and consisted of approximately $2.3 million for a fourth cleanroom "tunnel" and equipment, $1.1 million for offshore facility expansions and approximately $.7 million for other items. The Company expects to spend approximately $6 million on capital projects this fiscal year to support current and future activity levels.

With the sale of Autoclave Engineers Group during the second quarter, the Company's liquidity position improved considerably. Cash and cash equivalents were $14.8 million as of March 2, 1995 and all borrowings under the domestic credit facility have been repaid. The Company's only debt outstanding is a Yen denominated credit facility through Unit Japan for approximately $2.1 million. During the third quarter, the Company entered into a $5 million unsecured credit facility with a major domestic bank. The Company can use any portion of the credit facility for letters of credit and has utilized approximately $2 million for such purpose. No borrowings were outstanding at the end of the current quarter under this credit facility. The Company expects that its current cash resources and cash generated from continuing operations will be adequate to fund the Company's anticipated near-term capital requirements.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11.1  -  Computation of Earnings Per Share

          (b) No reports on Form 8-K were filed by the Company for the Quarter for which this report is filed

          (c)  Exhibit 27 - Financial Data Schedule

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNIT INSTRUMENTS, INC.
                                            ------------------------------------
                                            Registrant



Date:  April 9, 1996                        /S/ Michael J. Doyle
                                            ------------------------------------
                                            Michael J. Doyle, President
                                            and Chief Executive Officer



Date:  April 9, 1996                        /S/ Gary N. Patten
                                            ------------------------------------
                                            Gary N. Patten
                                            Chief Financial Officer