Form 10-K
period 1996-05-31
UNIT INSTRUMENTS INC
filed 1996-08-13
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED:  MAY  31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________
    COMMISSION FILE NUMBER:  0-10095



                            UNIT INSTRUMENTS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                   33-0077406
      (STATE OR OTHER JURISDICTION       (I.R.S. EMPLOYER
           OF INCORPORATION)          IDENTIFICATION NUMBER)


           22600 SAVI RANCH PARKWAY, YORBA LINDA, CALIFORNIA  92887
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 921-2640

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  [X]    NO ____
                                             -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     On July 31, 1996, 3,913,644 shares of the Corporation's Common Stock, $.15 par value, were held by non-affiliates. The aggregate market value of such shares, computed by reference to the closing price of the Corporation's Common Stock on NASDAQ-NMS on July 31, 1996 was $42,071,673.


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                CLASSES                  OUTSTANDING AT JULY 31, 1996:
                -------                  -----------------------------
      Common Stock $.15 Par Value......           4,379,454


                                    PART I


                               INTRODUCTORY NOTE

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby.
These forward-looking statements include [(i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income, (iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing].

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience increased fluctuations of demand or rescheduling of purchase orders, that the Company's markets will continue to grow, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its Control Systems, Inc. subsidiary with the rest of the Company's operations, that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.  BUSINESS

GENERAL
- -------

     Unit Instruments, Inc. ("Unit"), a California corporation, was incorporated in 1984 and is the successor-in-interest to Autoclave Engineers, Inc. ("Autoclave"), a Pennsylvania corporation founded in 1946. Unit commenced operations in 1980 and was acquired by Autoclave in 1984. From 1986 to 1995, the predecessor Company consisted of three operating segments: Burton Corblin, Autoclave Engineers Group and Unit Instruments. Burton Corblin designed and manufactured high pressure diaphragm and piston compressors. Autoclave Engineers Group designed, manufactured and marketed autoclaves, compressors, valves, fittings and related systems, components and accessories, principally for elevated temperatures and/or pressure applications. During fiscal 1995, Burton Corblin was sold and a formal plan for the disposition of Autoclave Engineers Group was adopted by the Board of Directors of the predecessor Company. In the second quarter of fiscal 1996, Autoclave Engineers Group was sold (see "Item 1. Discontinued Operations" for a more complete narrative of the above-referenced restructuring). At the Annual Meeting of Shareholders held in November, 1995, the shareholders approved the change of the predecessor Company's state of incorporation from Pennsylvania to California, pursuant to a Plan of Merger which provided for Autoclave to be merged into its wholly-owned subsidiary, Unit Instruments, Inc. In conjunction with this action, the corporate office in Erie, Pennsylvania was relocated to Unit's facilities in Yorba Linda, California. As used herein, the term "Company" shall mean and refer to Unit, its predecessor Company and its subsidiary, as appropriate.

     Following the restructuring, the Company consists of one operating segment which designs, manufactures and markets mass flow controllers that are used to control the flow of process gases into semiconductor wafer fabrication chambers and other related semiconductor fabrication equipment. Wafer fabrication involves deposition, etching and stripping processes that each require the introduction of process gases that must be precisely controlled to ensure system throughput and process yields. The Company's products are marketed and sold worldwide through a direct sales force and sales representatives. Principal marketing and service centers are maintained in the United States, Ireland, Japan and Korea.

DISCONTINUED OPERATIONS
- -----------------------

     During fiscal 1995, the Company sold its Burton Corblin subsidiary to James Howden & Godfrey Overseas Limited for $9.1 million and the forgiveness of certain intercompany debt owed to Burton Corblin. A gain on disposal of Burton Corblin of $963,000 was recognized in fiscal 1995. Subsequent to the sale of Burton Corblin, the Company adopted a formalized plan for the disposition of Autoclave Engineers Group ("AEG") and, correspondingly, the results for AEG for fiscal 1995 were accounted for as discontinued operations. In September, 1995, the Company sold AEG to Snap-tite, Inc.

and recorded a gain on disposal of $1,454,000. The operating results of AEG for fiscal 1996, through the date of sale, were recorded as discontinued operations.

     In conjunction with the sale of Burton Corblin and AEG, the Company also adopted a restructuring plan that involved the merger of Autoclave Engineers, Inc. into its wholly owned subsidiary, Unit Instruments, Inc., and the relocation of the corporate office function to Unit Instruments' headquarters in Yorba Linda, California. The corporate office function was transferred to Unit Instruments in September, 1995 and the shareholders, at the Annual Shareholders' Meeting in November, 1995, approved the merger of Autoclave Engineers, Inc. into Unit Instruments, Inc., with Unit being the surviving corporation in such merger. As a result of these activities, restructuring costs of $1,230,000 were incurred during fiscal 1995 and $373,000 of costs were recorded for fiscal 1996.

SUBSEQUENT EVENT
- ----------------

     Subsequent to the end of fiscal 1996, the Company concluded its acquisition of Control Systems, Inc. ("CSI"). CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. CSI, based in Rio Rancho, New Mexico, will be operated as a wholly-owned subsidiary of the Company. The acquisition of CSI was accounted for as a purchase with consideration of $1.2 million and 289,000 shares of Common Stock valued at approximately $4.0 million on the acquisition date of June 3, 1996. This acquisition is expected to result in the recording of goodwill of approximately $4.8 million.

PRODUCTS
- --------

     The Company designs, manufactures and markets mass flow controllers ("MFCs") that are used primarily in the fabrication of integrated circuits ("ICs"). The fabrication of ICs fundamentally involves the deposition of insulating or conducting materials onto a wafer, the etching of the wafer to remove unprotected deposited material, and the stripping of the leftover photoresist from the wafer after etching. This process may be repeated up to 30 or more times in the fabrication of a sophisticated IC. Each step of the wafer fabrication process involves the introduction of various gases that must be virtually contamination-free and accurately controlled at a precise flow rate and volume. Following the processing of each wafer, process gases are completely evacuated from the fabrication chamber and then re-introduced at the beginning of the next wafer processing cycle.

     Units mass flow controllers measure gas (or mass) flow by channeling a small portion of the gas into a capillary tube that produces a thermal differentiation. This thermal difference is measured by a sensor that feeds the signal information to a control circuit that adjusts the internal valve to either increase or decrease gas flow. Accuracy, speed of response, repeatability and particle generation are the key technical criteria the industry uses in evaluating MFCs.

     The Company primarily produces two types of MFCs: elastomer and all-metal seal. Elastomer MFCs incorporate many of the same subassemblies as all-metal seal products, but use less costly organic or elastomer seals that are typically used in less process sensitive applications. All-metal MFCs incorporate metal seals exclusively and are typically used in more demanding process control environments. The Company recently introduced a line of digital MFCs that supplement its extensive analog MFC product line. MFCs represented over 85% of Units sales for fiscal years 1996, 1995 and 1994.

     The Company also produces a line of pressure controllers that control the pressure of gas as it enters the fabrication chamber, gas panels that integrate various components into a single gas delivery system, digital power supplies and ratio controllers. Customer service is provided through four domestic and nine international service centers.

MARKETING AND CUSTOMERS
- -----------------------

     The Company markets its MFCs directly to a well-defined group of original equipment manufacturers ("OEMs") of wafer fabrication and related process equipment. In addition, the Company markets directly to the semiconductor manufacturers ("end users") who purchase directly from the Company for spares and replacement MFCs. Additionally, end users can "nominate" a particular MFC supplier when purchasing fabrication equipment from the OEMs. The Company believes this "pull through" effect by the end users is an important element in determining market share in the industry. OEMs accounted for approximately 75% of total Company sales in fiscal 1996, with the balance attributable to end users and service activities.

     Unit primarily markets its products through a worldwide network of direct sales personnel and representatives. In addition, the Company has one strategically positioned international distributor that services certain Pacific Rim countries. The Company has six domestic and five international sales offices. In addition to direct sales efforts, the Company utilizes regular participation in trade shows, frequent advertising in trade journals, and placement of evaluation units to market its products. The Company also works with existing and potential customers in prototype development efforts for "next generation" equipment applications.

     For fiscal year 1996, Applied Materials Inc. accounted for 29% of Units total sales and Lam Research Corporation accounted for 19% of total sales.

     Export and international sales were approximately 17%, 17% and 21% of total sales in fiscal 1996, 1995 and 1994, respectively. However, the Company believes that a substantial portion of domestic product shipments to OEMs are subsequently shipped to end users outside of the United States.

BACKLOG
- -------

     The Company's backlog at May 31, 1996 was approximately $3.5 million, compared to backlog at May 31, 1995 of approximately $3.3 million. General industry practice allows for orders to be rescheduled or canceled without significant penalty. Most customer orders in backlog are deliverable within one to four weeks and, accordingly, the Company's backlog at any given date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING AND SUPPLIERS
- ---------------------------

     Unit designs, manufactures and assembles precision components at its own facilities but also relies on third-party suppliers for various machined parts and electronic subassemblies. All final assembly activity is performed in cleanrooms. Unit has three manufacturing facilities: the main facility in Yorba Linda, California, and two smaller facilities in Japan and Ireland. Customers are increasingly seeking reductions in lead-times, increases in quality and higher price/performance levels. To meet and exceed customer expectations, several manufacturing strategies have been implemented, including TQM and team benchmarking. The Company has augmented its quality focus over the past several years with the goal of reducing costs and increasing customer satisfaction. In fiscal 1995, the Company's facility in Ireland achieved registration under ISO 9002. In fiscal 1996, the Company achieved registration under ISO 9001 for its main manufacturing facility in Yorba Linda, California. ISO 9000 registration is an international quality standard that signifies that a manufacturer has appropriate controls, documentation and procedures in all significant aspects of its manufacturing operation to produce consistent high quality products. ISO 9001 is the most comprehensive level in the ISO 9000 series.

     Most materials used in the Company's products are standard items that are available from multiple sources. However, certain machined parts and raw materials are obtained from a single source or a limited number of suppliers. In addition, selected raw materials have an extended lead-time. Although the Company seeks to limit its dependency on sole or limited sources, suppliers and extended lead-times for raw materials, the partial or complete loss of these suppliers, or an abrupt change in lead-times for raw material, could have a material adverse effect on the Company's results of operations.

     The Company's standard warranty period is from one to two years.

INTELLECTUAL PROPERTY
- ---------------------

     The Company holds various U.S. and foreign patents on certain design and functional aspects of its mass flow controllers. Although the Company believes its patents have value and may potentially provide a competitive advantage, it believes the success of the business depends primarily on product innovation, technical expertise and know-how of its personnel, along with other factors. The Company has developed proprietary information relating to the design and manufacture of its products, along with the metrology of gases used in the IC manufacturing process. There can be no assurance that competitors will not independently develop substantially equivalent or superior proprietary information.

COMPETITION
- -----------

     The market for the Company's mass flow controllers is highly competitive. Significant competitive factors include product quality and performance, price, delivery lead-times, customer service and support, breadth of product offering, size of installed base and historical relationship with the customer. The Company believes that it competes favorably with respect to these factors with the primary exception of being predominantly a one product supplier, i.e., mass flow controllers. The Company has three major domestic competitors and two major Japanese competitors. Unit has a small manufacturing facility in Japan to support and augment its efforts to penetrate the Japanese market and, while some market share penetration has occurred, it is still limited. For the Company to maintain and enhance its competitive position, significant continuing investments in engineering, manufacturing process improvements, marketing, customer service and support will be required for the foreseeable future.

PRODUCT DEVELOPMENT
- -------------------

     The Company is a leader in the development of mass flow controllers and peripheral accessories. The Company's product development activities target enhancing existing products and developing new products that will successfully compete on the basis of performance, reliability and pricing. A variety of engineering skills are required in the development of the Company's products, including mechanical, thermal dynamics, electrical, gas metrology and sensor technology. Certain skills that are outside the Company's core technical competencies, or augment internal expertise, are acquired through consulting engineers. The Company has 39 full-time employees dedicated to research and development activities.

     For fiscal 1996, 1995 and 1994, the Company spent $3,757,000, $2,871,000 and $1,792,000, respectively, for research and development activities.

INVENTORY AND WORKING CAPITAL
- -----------------------------

     The Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers and to buffer against extended lead-times for certain raw materials. The Company does not provide extended payment terms to its customers. Returns for customer convenience are not allowed by the Company.

ENVIRONMENTAL COMPLIANCE
- ------------------------

     The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. These findings have been reported to the appropriate authorities and the Company has established a reserve of $681,000 for estimated costs of further investigation and potential remediation related to the matter. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations. See Note 13 of Notes to Consolidated Financial Statements.

     The Company's facilities are subject to federal, state and local authorities' environmental control regulations. In the opinion of management, compliance with these laws and regulations has not had, and will not have, a material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES
- ---------

     At May 31, 1996, the Company and its subsidiaries had 448 employees, of which 339 were in manufacturing and service support, 37 in marketing, sales and applications engineering, 39 in research, development and engineering and 33 in finance and administration. As of the end of fiscal 1996, the Company had 389 employees in the United States, 35 in Europe and 24 in the Pacific Rim. None of the Companys employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS
- ------------------

The executive officers of Unit Instruments, their ages and position with the Company as of May 31, 1996 are as follows:

NAME                            AGE   POSITION
- ----                            ---   --------
Michael J. Doyle                 43   President and Chief Executive Officer

John E. Lamirande                40   Vice President, Manufacturing

John W. Leggat                   53   Vice President, Sales and Marketing

Gary N. Patten                   49   Vice President, Chief Financial Officer
                                      and Secretary

Michael Saloka                   57   Vice President, International

Kathryn S. Tricoli               49   Vice President, Human Resources

Nelson Urdaneta                  46   Vice President, Engineering


     Mr. Doyle has been President and Chief Executive Officer of the Company since September, 1995. Formerly, he was President of Unit from 1984 to 1995 while it was a wholly-owned subsidiary of Autoclave Engineers, Inc. Mr. Doyle also served as a director of Autoclave Engineers, Inc. from 1984 until its merger into Unit in September, 1995. Mr. Doyle co-founded Unit Instruments in 1980.

     Mr. Lamirande has served as Vice President, Manufacturing since June, 1995. From September, 1994 to June, 1995, he served as Director of Quality. From 1984 to September 1994, Mr. Lamirande was employed by Baxter International, a diversified medical products manufacturer, as Director of Operations in the Stratus Division and as Director of Quality Assurance in the MicroScan division.

     Mr. Leggat has served as Vice President, Sales and Marketing since June, 1995. From 1993 to 1995, he was President of Imaging Technology, a systems integrator of bar code printers, and, from 1992 to 1993, he was co-founder of Market Focus, a market research firm. From 1981 to 1992, he was a marketing executive with Data Products Corporation, a manufacturer of printer products.

     Mr. Patten has served as Vice President, Chief Financial Officer and Secretary since June, 1995. From 1986 to 1995, he was Vice President, Chief Financial Officer and Secretary of Optical Radiation Corporation, a diversified manufacturer of medical devices, eyeware and industrial products.

     Mr. Saloka has served as Vice President, International since June, 1995. From 1987 to 1995, he served as Vice President, Finance while it was a wholly-owned subsidiary of Autoclave Engineers, Inc. From 1983 to 1987, he was Director of Internal Audit at Knott's Berry Farm, a theme park.

     Ms. Tricoli has served as Vice President, Human Resources since April, 1993. From 1989 to 1993, she was Director of Human Resources at Kwikset, a division of Black & Decker, which manufactures door hardware and locks.

     Mr. Urdaneta has served as Vice President, Engineering since April, 1993. From 1991 to 1993, he was Director of Research and Development at Baxter Healthcare, a division of Baxter International. Prior to that, he served as Vice President, Engineering for Racal Dana, an instrumentation manufacturer, from 1974 to 1991.


ITEM 2.  PROPERTIES

     The Company maintains its headquarters and principal manufacturing facility in a leased 82,000 square foot building in Yorba Linda, California. The lease on this facility expires in 2006 and provides for a 5-year renewal option. The Company owns a 7,000 square foot manufacturing facility in Dublin, Ireland; leases a 2,700 square foot manufacturing facility in Tokyo, Japan; has four leased service centers in San Jose,

California, Tempe, Arizona, Dallas and Austin, Texas. Internationally, Unit has leased service centers in Kyusha Island and Osaka, Japan; Sungnam, Korea and Munich, Germany.

     The Company believes that the existing facilities are generally suitable and adequate for its business.


ITEM 3.  LEGAL PROCEEDINGS

     The predecessor to the Company, Autoclave Engineers, Inc., is a named co-defendant, along with numerous other companies, in several lawsuits in state and federal courts in which plaintiffs allege personal injury from exposure to asbestos-related products. Autoclave manufactured marine steam valves that may have contained some minor quantities of asbestos, but ceased the production of these products several years ago. The Company has product liability insurance and has been generally successful in being dismissed from these types of actions. To date, the Company has not incurred any financial liability related to asbestos litigation. While it is not feasible to predict the outcome of pending or future asbestos-related claims, management of the Company, based upon available information and the settlement history of similar litigation involving the Company, believes that any liability that may arise from these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON EQUITY MARKET DATA
- -------------------------

     The Common Stock of Unit Instruments, Inc. is traded in the over-the-counter market through the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ-NMS). The Company's NASDAQ-NMS symbol is UNII. High and low closing prices for the Company's Common Stock, as reported on NASDAQ-NMS, and cash dividends paid per share, for the fiscal quarters indicated, were as follows:

              PERIOD        HIGH       LOW     DIVIDENDS PAID
              ------        ----       ---     --------------
1995      First Quarter    $ 9.250   $ 7.375       $0.060
          Second Quarter     9.500     8.500        0.060
          Third Quarter     10.000     8.000        0.060
          Fourth Quarter    13.625     8.750        0.060

1996      First Quarter    $17.625   $11.500       $0.060
          Second Quarter    19.250    10.625        0.060
          Third Quarter     15.250    11.625         --
          Fourth Quarter    15.500    11.875         --

     The Company had 351 holders of record of its Common Stock on May 31, 1996. The Company suspended its regular quarterly dividends in fiscal 1996 and does not anticipate resuming cash dividend payments in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(amounts in thousands, except per share data)

- --------------------------------------------------------------------------------------------
YEARS ENDED MAY 31,                     1996       1995       1994        1993        1992
- --------------------------------------------------------------------------------------------
Net sales                              $65,568    $48,256    $33,141     $23,965     $21,500
Income (loss) from continuing
  operations before cumulative
  effect of accounting change            4,778        705       (212)     (1,610)       (696)
Discontinued operations:
  Income, net                              750      1,334      1,186       1,715       1,971
  Gain on disposal, net                  1,454        963         --          --          --
Net income                               6,982      3,002      1,198         105       1,275
                                   ---------------------------------------------------------

Earnings per share:
Income (loss) from continuing
  operations before cumulative
  effect of accounting change          $  1.09    $  0.16    $ (0.05)    $ (0.38)    $ (0.16)
Discontinued operations                   0.50       0.53       0.28        0.40        0.46
Net income                                1.59       0.69       0.28        0.02        0.30
                                   ---------------------------------------------------------
Cash dividends per share               $  0.06    $  0.24    $  0.24     $  0.24     $  0.30
Average shares used in computing
  earnings per share                     4,393      4,340      4,268       4,233       4,243


MAY 31,                                   1996       1995       1994        1993        1992
- --------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                        $26,724    $27,573    $25,128     $26,210     $26,605
Total assets                            52,780     51,902     58,250      61,823      61,292
Long-term debt                              --        453        952       1,417       3,152
Shareholders' equity                    43,224     38,478     37,721      38,087      38,894
- --------------------------------------------------------------------------------------------

The selected financial data should be read with the related consolidated financial statements and notes thereto, included herein.


     During fiscal 1993, the Company changed its method of valuing certain inventories from the last-in, first-out method to the first-in, first-out method. The selected financial data for the fiscal year 1992 has been restated to reflect this change in accounting principle. The impact on net earnings was a decrease of $235,000, or $.06 per share in 1992.

     In fiscal 1994, the Company changed the method of accounting for overhead costs in certain inventories. Prior to 1994, costs related to material processing and handling activities were applied to production as a function of direct labor incurred; however, effective in 1994, they were applied based on their relationship to material costs incurred. The cumulative effect of adopting this change as of June 1, 1993 of $224,000, or $.05 per share, is included in the net income and net income per share for the fiscal year ended May 31, 1994. Prior years' financial data have not been restated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto.

RESULTS OF OPERATIONS

                                             OPERATING PERCENTAGES
                                           -------------------------
                                            1996     1995     1994
                                           ------   ------   -------
Net sales                                  100.0%   100.0%   100.0%
Cost of net sales                           60.2%    62.2%    62.9%
Selling, general and administrative         22.2%    27.6%    30.1%
Restructuring costs                           .6%     2.5%      --
Research and development                     5.7%     5.9%     5.4%
Income from operations                      11.2%     1.7%     1.6%
Income (loss) from continuing operations     7.3%     1.5%    (0.6%)
Discontinued operations                      3.4%     4.8%     3.6%
Net income                                  10.6%     6.2%     3.6%


1996 COMPARED TO 1995
- ---------------------

     Sales from continuing operations for fiscal 1996 increased 36% to $65.6 million from $48.3 million the prior fiscal year. This increase in sales is primarily the result of a strong semiconductor equipment market upturn that began during 1993. Sales of the Company's newest model metal seal MFCs grew disproportionately, while sales for older model metal seal product and elastomer MFCs grew at a much more modest rate. Identifiable international sales increased 38%, but the Company believes that a significant portion of sales made to domestic original equipment manufacturers are subsequently delivered to foreign semiconductor manufacturers.

     Cost of sales decreased to 60.2% of net sales in 1996, compared to 62.2% in 1995, primarily because of greater manufacturing overhead absorption and higher productivity. Partially offsetting this lower cost of sales percentage for the fiscal year was higher material costs because of product mix and higher costs recorded by the Company's offshore manufacturing facilities.

   Selling, general and administrative expenses decreased as a percent of sales to 22.2% in 1996 from 27.6% in the prior fiscal year. This decrease is primarily attributable to the increased sales levels and to the closure of the former corporate office in Erie, Pennsylvania and the relocation of the corporate office function to Unit Instruments' headquarters in Yorba Linda, California. The Company believes that, on an annualized basis, it will save in excess of $1 million from the reduction of corporate office expenses.

   The Company concluded its restructuring activities during the second quarter of fiscal 1996 with the sale of the Autoclave Engineers Group and the relocation of the corporate office function. Restructuring charges of $373,000 were recorded during the year, as compared to $1,230,000 recorded for fiscal 1995.
No additional restructuring costs were incurred subsequent to the second quarter and none are anticipated in the immediate future.

   Research, development and engineering expenses increased 31% for fiscal 1996, but declined marginally as a percent of sales to 5.7% from 5.9% in 1995. The Company decided during the year to lessen its dependency on outside consulting engineers and augment its internal resources. This resulted in headcount increasing to 39 individuals dedicated to research, development and engineering at the end of fiscal 1996 from 24 at the end of the prior fiscal year. The Company believes that the continued timely development of new products and enhancements to existing products is essential to maintaining and increasing its competitive position. Accordingly, the Company anticipates that such expenses will continue to increase in absolute dollar terms and potentially as a percent of sales.

   Interest income increased substantially in fiscal 1996 because of much higher average cash balances which resulted from the sale of two operating units of the Company. Interest expense decreased as cash resources generated from the sale of Autoclave Engineers Group in September, 1995 were used to repay all domestic bank borrowings.

   Income from continuing operations before income taxes for fiscal 1996 increased to $7.8 million from $.9 million for the prior fiscal year. This increase is attributable to several factors, including higher sales levels, lower cost of sales, lower restructuring expenses and lower administrative costs resulting from the relocation of the corporate office.

   Income taxes on continuing operations were provided for at a 38.7% rate for fiscal 1996, which is significantly higher than the prior rate of 24.8%. The fiscal 1995 tax rate was favorably impacted by modest pre-tax income and certain effects of the restructuring activities.

   Income from continuing operations advanced to $4.8 million, or $1.09 per share, for the current fiscal year from $.7 million, or $0.16 per share in the prior fiscal year. Income from discontinued operations resulted from Autoclave Engineers Group's performance through the date of sale in September, 1995. A net gain of $1.5 million was recorded on the sale of Autoclave Engineers Group. For the prior fiscal year, a net gain of $1.0 million was recorded on the sale of Burton Corblin. Net income for fiscal 1996 was $7.0 million, or $1.59 per share, which compares favorably to fiscal 1995 results of $3.0 million, or $0.69 per share.

   The Company's results of operations may be affected in the future by a variety of factors including: the dependency of sales on a few large customers, product mix, new product offerings by the Company and its competitors, competitive pricing pressures, new technologies, product cost changes and the acquisition of new businesses with different cost and expense structures. Specifically, the Company is heavily dependent on one industrial segment, the semiconductor equipment market, and any significant change in this segments activity level would have a direct impact on the Company's performance.

1995 COMPARED TO 1994
- ----------------------

   Sales from continuing operations increased 46% to $48.3 million for fiscal year 1995 reflecting, in part, the continuation of the strong upturn in the semiconductor equipment market that began in 1993. The Company introduced two new metal seal mass flow controller models in fiscal 1994 that gained excellent market acceptance during the current fiscal year. These new products accounted for the majority of the sales increase for the year. In addition, average selling prices were generally higher for the current fiscal period as compared to the prior year period. The Company's older model MFCs recorded lower unit sales for the year, but favorable mix and higher average selling prices resulted in stable revenue for the current period. Sales from the Company's offshore operations were also stable for the fiscal year.

   Cost of sales, as a percent of sales, decreased slightly to 62.2% from the prior years 62.9%. This decrease was attributable to marginally lower overhead at the Company's main manufacturing facility in Yorba Linda, California which was partially offset by higher expenses at the Company's operation in Japan.

   Selling, general and administrative expenses decreased as a percent of sales to 27.6% from 30.1% in fiscal 1994. This decrease primarily resulted from operating leverage achieved by the 46% sales increase for the fiscal year.

   Restructuring costs of $1.2 million were incurred during fiscal 1995 principally for severance charges related to the Company's planned sale of the Autoclave Engineers Group and closure of the Erie corporate office.

   Research and development expenses increased 60% over the prior year and increased as a percent of sales to 5.9% in fiscal 1995 from 5.4% for fiscal 1994. These higher expenses represent additional staffing and increased development activity directed toward product enhancements and new products.

   Interest income increased to $230,000 in 1995 compared to $66,000 in 1994. The increase in interest income was attributable to higher cash balances generated from the sale of Burton Corblin in 1995 which were offset, to a limited extent, by generally lower interest rates. Interest expense decreased to $339,000 from $448,000 because of lower average borrowings outstanding and lower interest rates on these borrowings.

   The effective rate for income tax provided in 1995 was approximately 25% compared to a 199% rate in the prior year. The prior year rate was adversely impacted because of low pre-tax income, the inclusion, for tax purposes, of non-deductible foreign losses and other expense items, including goodwill and business meal expenses, the adjustment of prior accruals, and the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

   Effective June 1, 1993, the Company adopted prospectively SFAS No. 109. This Statement required the Company to change its method of accounting for income taxes from the deferred method to the liability method which requires the recognition of deferred tax assets and liabilities for the estimated future taxes payable or recoverable, arising from temporary differences between the tax bases of assets and liabilities and their financial statement bases. The effect of adopting SFAS No. 109 was an increase to the provision for income tax on continuing operations of approximately $162,000 and a decrease on discontinued operations of $25,000.

   During the third quarter of fiscal 1995, the Company sold its compressor operations in the United States and France and recorded a gain on disposal of this business segment. During the fourth quarter, the Company recorded additional reserves for this discontinued operation. Under the terms of the sale agreement, the Company retained certain product warranty exposures and a commitment for the realization of accounts receivable. A reserve of $225,000 was established in 1995 for these contingencies. Subsequently, in fiscal 1996, it was determined that an additional $159,000 was required to resolve the product warranties and realization of accounts receivable.

   In the fourth quarter of fiscal 1995, the Company developed a plan for the disposition of its Autoclave Engineers Group ("AEG") business segment. Accordingly, this operation has been accounted for as a discontinued operation for yearend reporting purposes. The sale of AEG was completed on September 22, 1995 and the Company recorded a net gain on the disposal of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

   During fiscal 1996, the Company's financial condition improved based upon strong operating performance and the sale of an operating unit. Cash and equivalents, plus short-term investments, totaled approximately $14.6 million at fiscal 1996 yearend compared to $9.4 million at May 31, 1995.

     OPERATING ACTIVITIES
     --------------------

        In fiscal 1996, the Company generated approximately $3.9 million in net cash from operating activities primarily as a result of $7.0 million in net income and $2.0 million in depreciation and amortization, offset by an increase of $5.1 million in net operating assets and liabilities. Accounts receivable and inventory increased approximately $1.9 million, due primarily to higher sales, while accounts payable decreased $1.2 million, primarily because of the liquidation of restructuring related liabilities. Correspondingly, accrued liabilities decreased $1.5 million as certain restructuring related liabilities were paid.

     INVESTING ACTIVITIES
     --------------------

        The Company received approximately $12.5 million in net cash proceeds and a 5-year interest bearing note for $.8 million from the sale of Autoclave Engineers Group during fiscal 1996. Capital expenditures were $5.2 million for the year and were primarily directed at increasing the Company's manufacturing capacity and worldwide service capabilities. At May 31, 1996, the Company had no material commitments for capital expenditures. The Company estimates that it will spend approximately $2.0 million on capital expenditures in fiscal 1997.

        In June, 1996, the Company acquired Control Systems, Inc. for a combination of common stock, cash and the assumption of liabilities. As such, this acquisition will require the use of cash resources during fiscal 1997. In addition, the Company continues to evaluate potential acquisitions, joint ventures and strategic alliances that would complement the Company's existing businesses and product lines. Any such undertaking during fiscal 1997 could require the use of the Company's cash resources.

     FINANCING ACTIVITIES
     --------------------

        As part of the restructuring commenced by the Company in fiscal 1995, the Company repurchased 220,000 shares of Common Stock in fiscal 1996 for a total consideration of $2.6 million and discontinued the payment of regular quarterly dividends, subsequent to the dividend paid for the second quarter. Lastly, borrowings were reduced $1.8 million through funds generated by the sale of the Company's Autoclave Engineers Group.

        During fiscal 1996, the Company established an unsecured $5.0 million line of credit to support the issuance of letters of credit and borrowings. At May 31, 1996, the Company had $3.0 million available against this line and had committed $2.0 million to support standby letters of credit.

        The Company expects that current cash balances, available lines of credit and anticipated cash flow from operations will be adequate to meet its near-term financing needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Unit Instruments, Inc.


   In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) and (2) on page 48, present fairly, in all material respects, the financial position of Unit Instruments, Inc. and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 4 to these consolidated financial statements, the Company changed its method of accounting for overhead costs in certain inventories in fiscal 1994.



Price Waterhouse LLP
Costa Mesa, California
July 12, 1996

                              UNIT INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1996 AND 1995
                              (amounts in thousands)

                                                1996          1995
                                              -------       -------
ASSETS
Current assets:
  Cash and cash equivalents                   $14,572       $ 4,465
  Short-term investments, at cost                  --         4,919
  Accounts receivable, less reserves of
   $135 in 1996 and $110 in 1995               10,179         9,543
  Inventories (Note 4)                          9,709         8,440
  Prepaid expenses and other                      191           381
  Deferred taxes                                1,042         1,188
  Net assets of discontinued operations
   held for sale                                   --        11,072
                                              -------       -------
  Total current assets                         35,693        40,008

Fixed assets, net (Note 5)                     10,223         6,824
Goodwill, net of accumulated amortization
 of $1,723 in 1996 and $1,571 in 1995           4,338         4,490
Deferred taxes                                    249            --
Other assets                                    2,277           580
                                              -------       -------
Total                                         $52,780       $51,902
                                              =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $ 1,969       $ 3,139
  Accrued compensation and benefits             1,786         1,560
  Income taxes (Note 7)                         1,141           672
  Current installments on term debt
   (Note 6)                                     1,845         3,156
  Other current liabilities                     2,228         3,908
                                              -------       -------
    Total current liabilities                   8,969        12,435
Long-term debt (Note 6)                            --           453
Deferred income taxes (Note 7)                     --            77
Other long-term liabilities and
 deferred credits                                 587           459
  Total                                         9,556        13,424
                                              -------       -------
Commitments and contingencies
 (Notes 8, 12 and 13)
Shareholders' equity:
  Common stock, $.15 par value; authorized
   shares: 12,000,000; issued
   shares: 4,090,146 in 1996 and 4,416,193
   in 1995                                        613           662
  Additional paid-in capital                   19,247        20,413
  Retained earnings                            23,673        18,171
  Foreign currency translation
   adjustment                                    (309)         (252)
                                              -------       -------
                                               43,224        38,994
Less treasury stock, at cost: 173,388
 shares in 1995                                    --          (516)
                                              -------       -------
    Total shareholders' equity                 43,224        38,478
                                              -------       -------
                                              $52,780       $51,902
                                              =======       =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE FISCAL YEARS ENDED MAY 31, 1996, 1995, 1994
                   (amounts in thousands, except share data)

                                               1996          1995          1994
                                           ----------    ----------    ----------
Net sales                                  $   65,568    $   48,256    $   33,141
Operating costs and expenses:
  Cost of goods sold                           39,501        30,014        20,840
  Selling, general and administrative          14,587        13,317         9,983
  Restructuring costs                             373         1,230            --
  Research, development and engineering         3,757         2,871         1,792
                                           ----------    ----------    ----------
    Operating income                            7,350           824           526
Interest income                                   690           230            66
Interest expense                                 (112)         (339)         (448)
Other income (expense)                           (132)          222            70
                                           ----------    ----------    ----------

Income from continuing operations before
  income taxes, and cumulative effect
   of accounting change                         7,796           937           214
Provision for income taxes                      3,018           232           426
                                           ----------    ----------    ----------

Income (loss) from continuing
 operations before cumulative effect of
 accounting change                              4,778           705          (212)
Discontinued operations (Note 2):
   Income, net of income tax provision
    of $521, $1,119 and $684 in 1996,
    1995 and 1994, respectively                   750         1,334         1,186
   Gains on disposals, including tax
    provision of $1,011 in 1996 and tax
    benefit of $171 in 1995                     1,454           963            --
Cumulative effect of change in
 accounting for certain overhead costs,
 net of income tax provision of $125               --            --           224
                                           ----------    ----------    ----------
Net income                                 $    6,982    $    3,002    $    1,198
                                           ==========    ==========    ==========

Per common share:
  Income (loss) from continuing
   operations before accounting change     $     1.09    $     0.16    $    (0.05)
  Discontinued operations:
    Income                                       0.17          0.31          0.28
    Gain on disposal                             0.33          0.22            --
  Cumulative effect of accounting change           --            --          0.05
                                           ----------    ----------    ----------
Net income                                      $1.59         $0.69    $     0.28
                                           ==========    ==========    ==========
Average shares used in computing
 earnings per share                         4,393,230     4,340,384     4,267,533
                                           ==========    ==========    ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                              UNIT INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE FISCAL YEARS ENDED MAY 31, 1996, 1995, 1994
                            (amounts in thousands)

                                                                                1996        1995       1994
                                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $ 6,982    $ 3,002    $ 1,198
    Adjustments to reconcile net income to net cash
      provided from operating activities:
        Cumulative effect of accounting change, net                                 --         --       (224)
        Depreciation and amortization                                            2,023      2,850      2,906
        Deferred income taxes                                                     (180)      (828)       (96)
        Equity interests                                                            --       (758)       103
    Changes in assets and liabilities, net of effect of businesses sold:
        Accounts receivable                                                       (636)    (1,634)    (2,050)
        Inventories                                                             (1,269)    (2,817)      (478)
        Prepaid expenses and other                                                 249        312       (626)
        Accounts payable and accrued compensation and benefits                    (944)     4,232      2,188
        Income taxes                                                               469        283       (113)
        Other current liabilities                                               (1,421)       (34)       (50)
    Loss on disposal of property, plant and equipment                               --         15         73
    Gain on sale of business                                                    (1,454)      (963)        --
    Other                                                                          126        188         63
                                                                               -------    -------    -------

Net cash flow provided from operating activities                                 3,945      3,848      2,894
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (5,182)    (4,548)    (2,363)
    Proceeds from sale of property, plant and equipment                             --        256         99
    Proceeds from sale of business, net of cash                                 12,526      4,456         --
    Note receivable from sale of business                                         (750)        --
    Change in short-term investments                                             4,919     (4,998)     6,611
    Issuance of note receivable                                                 (1,025)        --         --
    Other                                                                          (67)        89       (210)
                                                                               -------    -------    -------

Net cash provided by (used in) investing activities                             10,421     (4,745)     4,137
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                    (453)      (459)      (431)
    Change in short-term borrowings, net                                        (1,311)       556     (3,467)
    Cash dividends paid                                                           (517)    (1,014)    (1,011)
    Purchase of company common stock                                            (2,585)        --         --
    Stock option exercise, related tax benefit and other                           664        141          7
                                                                               -------    -------    -------

Net cash (used in) financing activities                                         (4,202)      (776)    (4,902)
Effect of exchange rate changes on cash and cash equivalents:                      (57)       419       (317)
                                                                               -------    -------    -------

Net increase (decrease) in cash and cash equivalents                            10,107     (1,254)     1,812
Cash and cash equivalents at beginning of year                                   4,465      5,719      3,907
                                                                               -------    -------    -------
Cash and cash equivalents at end of year                                       $14,572    $ 4,465    $ 5,719
                                                                               -------    -------    -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                              $   112    $   339    $   269
    Income taxes paid                                                          $ 4,493    $ 2,168    $ 1,441


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE FISCAL YEARS ENDED MAY 31, 1996, 1995, 1994
                            (amounts in thousands)

                                                                                    FOREIGN
                                    COMMON    COMMON    ADDITIONAL                 CURRENCY
                                    STOCK     STOCK      PAID-IN      RETAINED    TRANSLATION    TREASURY
                                    SHARES    ISSUED     CAPITAL      EARNINGS    ADJUSTMENT      STOCK       TOTAL
                                    ------    ------    ----------    --------    -----------    --------    --------
Balance at May 31, 1993              4,416     $662      $20,079      $15,996      $ 1,929        $(579)    $38,087
Net income                                                              1,198                                 1,198
Dividends                                                              (1,011)                               (1,011)
Exercise of stock options                                      3                                      3           6
Tax benefit from stock options                                 1                                                  1
Foreign currency translation                                                          (560)                    (560)
                                     -----     ----      -------      -------      -------        -----     -------
Balance at May 31, 1994              4,416      662       20,083       16,183        1,369         (576)     37,721

Net income                                                              3,002                                 3,002
Dividends                                                              (1,014)                               (1,014)
Exercise of stock options                                    100                                     94         194
Purchase of common stock                                                                            (34)        (34)
Tax benefit from stock options                                55                                                 55
Issuance of warrants for
   common stock                                              175                                                175
Relief of foreign currency                                                          (1,626)                  (1,626)
   translation
Foreign currency translation                                                             5                        5
                                     -----     ----      -------      -------      -------        -----     -------
Balance at May 31, 1995              4,416      662       20,413       18,171         (252)        (516)     38,478

Net income                                                              6,982                               $ 6,982
Dividends                                                                (258)                                 (258)
Exercise of stock options               67       10          386                                                396
Purchase of common stock              (220)     (33)      (1,330)      (1,222)                               (2,585)
Tax benefit from stock options                               268                                                268
Retirement of treasury stock          (173)     (26)        (490)                                   516          --
Foreign currency translation                                                           (57)                     (57)
                                     -----     ----      -------      -------      -------        -----     -------
Balance at May 31, 1996              4,090     $613      $19,247      $23,673      $  (309)       $ --      $43,224
                                     =====     ====      =======      =======      =======        =====     =======

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 May 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
- --------

   The Company primarily designs, manufactures and markets mass flow controllers that are used to control and measure the flow of process gases in the fabrication of semiconductor wafers.

PRINCIPLES OF CONSOLIDATION
- ---------------------------

   The consolidated financial statements include the accounts of Unit Instruments, Inc. and its wholly-owned subsidiaries ("the Company"). Significant inter-company accounts and transactions have been eliminated.

FISCAL YEAR
- -----------

   For the current year, the Company's fiscal year ended on the Saturday closest to May 31st. For clarity of presentation, the current year will be reported as ending on May 31, 1996. The current method of ending the fiscal year on the Saturday closest to May 31st is expected to be continued. Fiscal years prior to this reporting year, that are presented in or referenced by this report, ended on May 31st of the respective years.

CASH AND CASH EQUIVALENTS
- -------------------------

   The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORY VALUATION
- -------------------

  Inventories are valued at lower of cost (first-in, first-out) or market.

FIXED ASSETS, DEPRECIATION AND AMORTIZATION
- -------------------------------------------

  The Company computes depreciation using the straight line method over the estimated useful lives of the related assets or the remaining lives of the related leases (three to ten years), whichever is shorter. Repairs and maintenance are charged to expense as incurred. Major renewals and betterments, which extend the useful life of the related asset, are capitalized. Asset values are recorded at original cost.

RESEARCH AND DEVELOPMENT
- ------------------------

  Research and development costs are expensed in the period incurred.

WARRANTY RESERVE
- ----------------

  The Company generally provides customers with a limited one to two-year warranty. The liability for future warranty claims reflects the estimated future cost of warranty repairs on products previously sold. The Company recognizes the estimated cost of warranty obligations at the time the related products are sold and periodically evaluates and adjusts the warranty reserve to the extent actual warranty experience varies from original estimates.

INTANGIBLE ASSETS
- -----------------

  Intangible assets are recorded at cost and amortized over their estimated useful lives using the straight-line method. Goodwill represents the excess of cost over the fair market value of assets acquired and is amortized over forty years using the straight-line method. The Company regularly reviews the realizability of goodwill and recognizes, on a current basis, any material impairment in the carrying value of goodwill.

FOREIGN CURRENCY TRANSLATION
- ----------------------------

  The accounts of foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities are translated from such foreign currencies into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net gain or loss resulting from the translations are excluded from the income and loss accounts and applied to a separate component of shareholders' equity. Gains and losses from foreign currency transactions are insignificant and are included in selling, general and administrative expenses.

REVENUE RECOGNITION
- -------------------

  Product sales are recorded at the time of shipment and service revenues are recorded when the related services are performed.

INCOME TAXES
- ------------

  The Company accounts for income taxes using the asset and liability method in accordance with Financial Accounting Standards No. 109 "Accounting for Income Taxes."

EARNINGS PER SHARE
- ------------------

  Earnings per share is computed based on weighted average number of common and common share equivalent shares outstanding during each year. Stock options and warrants that have a dilutive effect are considered common stock equivalents for purposes of earnings per share. Fully diluted net income per share is not materially different from primary net income per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
- -----------------------------------

  The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Values of Financial Instruments" (SFAS 107). The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and debt approximate fair value.

IMPAIRMENT OF LONG-LIVED ASSETS
- -------------------------------

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121), establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, companies are required to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected and discounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. The Company will adopt SFAS 121 during fiscal year 1997. The adoption of SFAS 121 is not expected to have a material effect upon the Company's financial position or results of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION
- ---------------------------------------

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model (the "Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), will have to disclose, in the Notes to Financial Statements, the proforma impact on net income and net income per share had the Company utilized the Fair Value Method. The Company anticipates accounting for future stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123.

USE OF ESTIMATES
- ----------------

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS
- -----------------

  Certain prior year items have been reclassified to conform with the current year presentation.


2.  DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

  On September 22, 1995, the Company sold the assets of its Autoclave Engineers Group ("AEG") located in Erie, Pennsylvania to Snap-tite, Inc. for consideration of $16,250,000, consisting of $15,500,000 of cash and an interest bearing five-year promissory note for $750,000. The assets purchased by Snap-tite, Inc. included all the outstanding stock of Autoclave Engineers Canada Ltd. and Autoclave Engineers, France, which were wholly-owned subsidiaries of Autoclave. The sale of AEG resulted in an after tax gain of $1,454,000, and income from AEG operations during fiscal year 1996 resulted in an after tax net income of $750,000.

  Subsequent to the sale of AEG, Autoclave Engineers, Inc., the former parent of Unit Instruments, Inc. ("Unit"), merged into Unit resulting in Unit becoming the surviving corporation and reporting Company.

  On January 19, 1995, the Company sold its Burton Corblin compressor operation in the United States and France to James Howden & Godfrey Overseas Limited (Howden) for cash of $9,064,000, the forgiveness of $2,584,000 in debt owed by Autoclave Engineers, Inc. to Burton Corblin S.A. (BCSA) and the forgiveness of $3,122,000 of inter-company debt owed to BCSA. As a result of this transaction, Howden acquired all outstanding stock of BCSA from the Company. The transaction resulted in an after tax gain of $963,000 after provision for certain estimated costs.

  The results of operations of AEG and BCSA have been reported as discontinued operations in the accompanying Consolidated Statements of Income for all three years presented thereon. The net sales and income for discontinued operations for the years ended May 31, 1996, 1995 and 1994 are presented below.

                        1996         1995          1994
                     ----------   -----------   -----------
     Net sales
          AEG        $8,341,000   $28,683,000   $26,887,000
          BC                 --    19,792,000    19,878,000

     Net income
          AEG           750,000       753,000        88,000
          BC                 --       581,000     1,098,000

  With the disposition of AEG and BC, the continuing operations of the Company represent a single business segment. The identifiable assets of the discontinued segments at May 31, 1995 and 1994 are:

                                              1995          1994
                                           -----------   -----------
  Autoclave Products (primarily U.S.)      $23,608,000   $24,328,000
  Compressors (primarily France)                    --    23,978,000

  In conjunction with the divestiture of Burton Corblin and Autoclave Engineers Group, the predecessor Company, Autoclave Engineers, Inc., established a plan of restructuring that involved the relocation of the corporate office function from Erie, Pennsylvania to the headquarters of Unit Instruments in Yorba Linda, California. In fiscal 1995, a restructuring reserve of $1,230,000 was established for severance benefits for six corporate officers and staff. In the first half of fiscal 1996, an additional restructuring charge of $373,000 was recorded for professional fees and severance. All severance payments were made during the second quarter of fiscal 1996 with the relocation of the corporate office. The Company does not anticipate any additional charges associated with this restructuring activity.


3.  SHORT TERM INVESTMENTS

  There are no short term investments at May 31, 1996. Short term investments for May 31, 1995 were comprised of the following:

                                           May 31,1995
                             ----------------------------------------
                                 Face                       Market
                                Value          Cost          Value
                             ------------   -----------   -----------
   Municipal bonds            $1,600 ,000    $1,600,000    $1,600,000
   Commercial paper             3,000,000     2,906,000     2,967,000
   Money market account           413,000       413,000       413,000
                              -----------    ----------    ----------
   Total                      $ 5,013,000    $4,919,000    $4,980,000
                              ===========    ==========    ==========

4.  INVENTORIES

  Inventories at May 31, 1996 and 1995 consist of the following:

                          1996          1995
                       -----------   -----------
  Raw materials         $6,514,000    $5,326,000
  Work in process        2,313,000     1,896,000
  Finished goods           882,000     1,218,000
                        ----------    ----------
  Total                 $9,709,000    $8,440,000
                        ==========    ==========

  In fiscal 1994, the Company changed the method of accounting for overhead costs in certain inventories. Prior to 1994, costs related to material processing and handling activities were applied to production as a function of direct labor incurred; however, effective in 1994, they were applied based on their relationship to material costs incurred. The cumulative effect of adopting this change as of June 1, 1993 of $224,000, or $0.05 per share, is included in the net income and net income per share for the fiscal year ended May 31, 1994.

5.  FIXED ASSETS

  Fixed assets are comprised of the following:

  May 31,                                        1996           1995
  ---------------------------------------------------------------------
  Buildings and improvements                 $ 5,096,000    $ 2,346,000
  Machinery and equipment                     11,732,000      9,338,000
  Construction-in-progress                       662,000        880,000
                                             -----------    -----------
                                              17,490,000     12,564,000

  Accumulated depreciation and                (7,267,000)    (5,740,000)
   amortization                              -----------    -----------
  Total                                      $10,223,000    $ 6,824,000
                                             ===========    ===========


6.  DEBT

  The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1997. Interest is payable monthly at prime or an Offshore Rate plus 1.50%. The credit facility provides for the issuance of letters of credit not to exceed $5,000,000. At May 31, 1996, there were no amounts borrowed under this agreement, but a $2,000,000 standby letter of credit was issued to support a $1,837,000 loan from a Japanese bank to Unit Instruments, Japan. The revolving credit agreement contains certain financial covenants that the Company was in compliance with at May 31, 1996. Term debt is comprised of the following:


May 31,                                        1996           1995
- ---------------------------------------------------------------------
Bank term loan, payable in monthly
  installments of $40,000, including
  interest, at rates of 8.5% and 9.5%
  through 1997                             $       --     $   812,000

Bank term loan, payable quarterly and
  renewable at interest rates from 1.6%
  to 2.0%, secured by a standby letter
  of credit                                  1,837,000      2,697,000

Capital lease obligation with weighted
  average interest rates of 7.25% due
  from 1995 through 1999                            --        100,000

Other                                            8,000             --
                                           -----------    -----------
                                             1,845,000      3,609,000
Less current portion                        (1,845,000)    (3,156,000)
                                           -----------    -----------
Long-term debt                             $              $   453,000
                                           ===========    ===========



7.   INCOME TAXES

  The composition of the provision for income taxes included in the consolidated statement of income was as follows:

                                             1996            1995          1994
                                          ----------      ----------    ----------
Continuing operations:
  Current provision:
    Federal                               $2,911,000      $  859,000    $  287,000
                                          ----------      ----------    ----------
    State                                    211,000         225,000        61,000
    Foreign                                   76,000          75,000        42,000
                                          ----------      ----------    ----------
                                           3,198,000       1,159,000       390,000

  Deferred
    Federal                                 (149,000)       (745,000)       36,000
    State                                    (31,000)       (182,000)           --
                                          ----------      ----------    ----------
Total provision - continuing operations   $3,018,000      $  232,000    $  426,000
                                          ==========      ==========    ==========
Discontinued operations:
  Current                                  1,835,000       1,097,000       708,000
  Deferred                                  (303,000)       (149,000)      (24,000)
Total provision - discontinued
 operations                               $1,532,000      $  948,000    $  684,000
                                          ==========      ==========    ==========

Total tax provision                       $4,550,000      $1,180,000    $1,110,000
                                          ==========      ==========    ==========

  A reconciliation of the federal statutory rate to the effective rate on income from continuing operations is as follows:

                                                      1996          1995         1994
                                                   ----------    ----------     --------
Provision at federal statutory rate                $2,651,000    $  319,000     $ 73,000
State income tax net of federal benefit               140,000        26,000      (24,000)
Goodwill amortization                                  52,000        52,000       52,000
Effect of utilized foreign tax credits                (79,000)           --           --
Foreign tax rate (lower) or higher than
   U. S. rate                                         175,000       (19,000)      64,000
Adjustment of prior year accruals                          --      (276,000)     120,000
Change in valuation allowance                              --       105,000           --
SFAS 109 adjustment                                        --            --      162,000
Other                                                  79,000        25,000      (21,000)
                                                   ----------    ----------     --------
Total adjustments                                     367,000       (87,000)     353,000
                                                   ----------    ----------     --------
Total provision for income taxes                   $3,018,000    $  232,000     $426,000
                                                   ==========    ==========     ========

  Temporary differences arising from continuing operations between the financial bases and tax bases of assets and liabilities result in deferred income taxes. Deferred tax assets and liabilities consist of the following at May 31, 1996 and 1995:

                                            1996          1995
                                        -----------   -----------
      Deferred tax assets:
      Inventory valuation               $  301,000    $  317,000
      Deferred compensation                343,000       202,000
      Accrued expenses                     471,000       364,000
      Reserves                             373,000            --
      Restructuring accruals                    --       631,000
      Foreign tax credit carryforward      615,000       555,000
                                        ----------    ----------
      Total gross deferred tax assets    2,103,000     2,069,000
      Valuation allowance                 (615,000)     (555,000)

      Deferred tax liabilities:
      Tax over book depreciation          (197,000)     (344,000)
      Other                                     --       (59,000)
                                        ----------    ----------
      Total deferred tax liabilities      (197,000)     (403,000)
                                        ----------    ----------
      Net deferred tax asset            $1,291,000    $1,111,000
                                        ==========    ==========

  A valuation allowance has been provided against deferred tax assets related to the utilization of foreign tax credits. At May 31, 1996, the Company had foreign tax credit carryforwards available for federal income tax purposes. The amount of these carryforwards and the year in which they expire are:

                  Federal Foreign       Foreign
                    Tax Credits     Operating Losses
                  ---------------   ----------------
       1997          $  4,000         $  231,000
       1998           302,000            114,000
       1999                --            270,000
       2000                --            139,000
       2001           309,000            337,000
                     --------         ----------
      TOTAL          $615,000         $1,091,000
                     ========         ==========


  The domestic and foreign components of income (loss) before provision for income taxes for continuing operations are as follows:

                    1996         1995        1994
                -----------    --------    --------
  US            $8,087,000     $660,000    $181,000
  Foreign         (291,000)     277,000      33,000
                ----------     --------    --------
  Total         $7,796,000     $937,000    $214,000
                ----------     --------    --------


  The cumulative amount of unrepatriated earnings of continuing foreign subsidiaries and entities owned 20% or more, for which no deferred taxes have been provided, is $1,140,000 at May 31, 1996. It is the Company's intention to reinvest undistributed earnings of certain of its foreign subsidiaries and thereby indefinitely postpone their remittance.

  Effective June 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". This Statement required the Company to change its method of accounting for income taxes from the deferred method to the liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future taxes payable or recoverable arising from temporary differences between the tax bases of assets and liabilities and their financial statement bases. Prior to fiscal 1994, accounting for income taxes was determined under the provisions of Accounting Principles Board Opinion No. 11.

  The effect of adopting SFAS No. 109 increased the provision for income taxes for continuing operations in fiscal 1994 by approximately $162,000 and reduced the provision for income tax for discontinued operations by $25,000.


8.  RETIREMENT PLANS

  The Company maintains a qualified profit sharing (401K) plan for substantially all of its employees who meet certain age and length of service requirements. Contributions equal to 50% of the participants contributions are made by Unit to the plan. Additional contributions may be made by Unit at the discretion of Unit's Board of Directors. Contributions to the plan were $486,000 in 1996, $564,000 in 1995, and $327,000 in 1994.

  In addition, the Company maintains a supplemental retirement plan for one current and five former executives with retirement benefits based upon certain percentages of the employees salaries. At May 31, 1996 and 1995, the Company's estimated liability for the plan was $572,000 and $634,000, respectively.


9.  STOCK OPTION PLANS

  The Company maintains a 1987 Stock Plan ("1987 Plan"), under which key employees may be awarded both non-qualified and qualified stock options not to exceed 1,600,000 shares of the Company's Common Stock. Under this plan, options are granted at a price not less than the fair market value at the grant date and generally become exercisable in five equal annual installments beginning one year after the grant date. Options expire ten years after the grant date. Of the total shares authorized for issuance, 1,003,610 shares have been granted and 216,264 shares have been exercised.

  The Company also maintains a 1990 Non-Employee Director Stock Option Plan ("1990 Plan") under which each non-employee director receives an automatic grant of options on September 1st of each year. The aggregate options available under the 1990 Plan is not to exceed 250,000 shares of the Company's Common Stock. Under this plan, options are granted at the fair market price on the grant date and are completely vested. Options expire ten years after the grant date. Of the total shares authorized, 86,563 shares have been granted and no shares have been exercised.

  The following is a summary of all stock option activity for fiscal 1996, 1995 and 1994:

                                 Number of Shares    Price Per Share
                                 -----------------   ---------------
May 31, 1993                          414,827        $ 4.95 - $11.02
Options canceled or expired            (1,705)           $8.00
Exercised                              (1,000)           $5.89
Granted                                24,000            $8.00
                                      -------
May 31, 1994                          436,122        $ 4.95 - $11.02
Options canceled or expired            (6,775)       $ 8.00 - $10.38
Exercised                             (31,815)       $ 4.95 -  $8.00
Granted                                73,643        $ 8.50 - $11.25
                                      -------
May 31, 1995                          471,175        $ 4.95 - $11.25
Exercised                             (67,341)       $ 4.95 -  $8.00
Granted                               470,075        $12.63 - $15.38
                                      -------
May 31, 1996                          873,909        $ 4.95 - $15.38
                                      =======

  At May 31, 1996, there were 366,856 shares exercisable under the 1987 Plan at option prices ranging from $4.95 to $11.25 and 86,563 shares exercisable under the 1990 Plan at option prices ranging from $7.00 to $15.38. As options have been granted at the fair market value, no accounting recognition is given to stock options until they are exercised, at which time the proceeds are credited to the capital accounts.


10.  EXPORT SALES AND CONCENTRATION OF CREDIT RISK

  Export sales amounted to $3,720,000, $2,139,000 and $1,452,000, or 6%, 4% and
4% of total sales, in 1996, 1995 and 1994, respectively.

  The Company generates revenues principally from sales of product to customers in the semiconductor industry. Accordingly, the Company's sales and trade receivables are concentrated principally in this industry. During 1996, 1995 and 1994, sales to one customer totaled $19,863,000, $16,672,000 and $9,769,000, respectively, while sales to another customer totaled $12,909,000, $8,194,000 and $4,808,000, respectively, for the same three fiscal years.

11.  INDUSTRY SEGMENT INFORMATION

  The Company operates in one industry segment: the design, manufacture and distribution of mass flow controllers that are used to measure the flow of process gases in the fabrication of semiconductor wafers. Information about the Company's operations, by geographic locations, is shown below:

                                               Year Ended May 31,
                                        ---------------------------------
                                           1996        1995        1994
                                        ---------   ---------   ---------
Net sales:
  United States                          $58,063     $42,366     $27,737
  Europe                                   4,323       3,372       3,214
  Asia                                     3,182       2,518       2,190
                                         -------     -------     -------
  Total                                  $65,568     $48,256     $33,141
                                         =======     =======     =======

Income from operations:
  United States                          $ 7,460     $   650     $   376
  Europe                                     133         380         346
  Asia                                      (243)       (206)       (196)
                                         -------     -------     -------
Total                                    $ 7,350     $   824     $   526
                                         =======     =======     =======

Identifiable assets:
  United States                          $45,165     $45,663     $30,919
  Europe                                   4,134       3,404      24,855
  Asia                                     3,481       2,835       2,476
                                         -------     -------     -------
Total                                    $52,780     $51,902     $58,250
                                         =======     =======     =======

12.  OPERATING LEASES

  The Company leases manufacturing and office facilities at various locations under non-cancelable operating leases expiring through 2006.

  Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of May 31, 1996 are as follows:

      Year ending May 31:
      -------------------
      1996                  $1,160,000
      1997                   1,128,000
      1998                   1,098,000
      1999                   1,014,000
      2000                   1,009,000
      Thereafter             4,913,000

  Total rent expense for operating leases from continuing operations was $1,410,000, $1,294,000 and $1,210,000 for 1996, 1995 and 1994, respectively.


13.   CONTINGENCIES

  The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. These findings have been reported to the appropriate authorities and the Company has established a reserve of $681,000 for estimated costs of further investigation and potential remediation related to this matter. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

  The predecessor to the Company, Autoclave Engineers, Inc., is a named co-defendant, along with numerous other companies, in several lawsuits in state and federal courts in which plaintiffs allege personal injury from exposure to asbestos-related products. Autoclave manufactured marine steam valves that may have contained some minor quantities of asbestos, but ceased the production of these products several years ago. The Company has product liability insurance and has been generally successful in being dismissed from these types of actions. To date, the Company has not incurred any financial liability related to asbestos litigation. While it is not feasible to predict the outcome of pending or future asbestos-related claims, management of the Company, based upon available information and the settlement history of similar litigation involving the Company, believes that any liability that may arise from these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

  The Company has certain other actions pending that arise out of the ordinary course of business.

  In the opinion of management, the ultimate resolution of the these matters will not have a material adverse impact on the Company's financial position or results of operations.


14.  RELATED PARTY TRANSACTIONS

  The Company entered into a Share Repurchase Agreement ("the Agreement") in fiscal 1995 with its largest shareholder, the J & L Levinson Partnership ("the Partnership"), of which James C. Levinson and Marilyn G. Levinson are the sole partners. Mr. Levinson is the Chairman of the Company's Board of Directors and Mrs. Levinson was a member of the Board of Directors until her resignation in September, 1995. Under the Agreement, the terms of which were contingent upon the closing of the sale of the assets of the Autoclave Engineers Group, the Company repurchased 220,000 shares of the Common Stock of the Company from the Partnership at a price of $11.75 per share, or approximately $2.6 million, on September 22, 1995.


15.  SUBSEQUENT EVENT (UNAUDITED)

  The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million and 289,000 shares of Company stock valued at $3,977,000. The acquisition will be accounted for by the purchase method. Accordingly, the results of operations of CSI will be included with those of the Company for periods subsequent to the date of acquisition. CSI had had revenues of $10,388,000 and net earnings of $589,000 for the calendar year ended December 31, 1995. CSI will convert to the Company's fiscal year.

  The unaudited proforma condensed balance sheet of the Company and CSI as of May 31, 1996, after giving effect to certain proforma adjustments, is as follows:

                                              1996
                                           -----------
     ASSETS
        Current assets                     $37,799,000
        Property, plant and equipment       11,317,000
        Other assets                         1,512,000
        Goodwill                             9,128,000
                                           -----------
                                           $59,756,000
                                           ===========

     LIABILITIES AND EQUITY
        Current liabilities                $11,628,000
        Other liabilities                      927,000
        Shareholders' equity                47,201,000
                                           -----------
                                           $59,756,000
                                           ===========

  The unaudited proforma combined results of operations of the Company and CSI for the year ended May 31, 1996, after giving effect for certain proforma adjustments, is as follows:

        Net sales                          $76,370,000
        Income from continuing               4,641,000
         operations
        Income per share from              $      0.99
         continuing operations

  The foregoing unaudited proforma results reflect one year's amortization of goodwill resulting from the acquisition of CSI. The Company has determined that the goodwill has an estimated 12-year life and, for purposes of the proforma adjustments, a 12-year amortization period has been used.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  NAME OF NOMINEE                 AGE  PRINCIPAL OCCUPATION
  ---------------                 ---  ---------------------
  A. Wade Blackman Jr. (2)        68   President, Farmington Capital Management
                                       Corporation

  George Boyadjieff (2)           56   President, Chief Executive Officer, Varco
                                       International

  Michael J. Doyle                43   President, Chief Executive Officer, Unit
                                       Instruments

  James C. Levinson (1)           68   Private Investor

  Edward Rogas, Jr. (1) (2)       56   Vice President, Teradyne

(1)  Member of the Compensation Committee of the Board of Directors.
(2)  Member of the Audit Committee of the Board of Directors.

  Mr. Blackman has served as a director of the Company since 1995, and as a director of the Company's former parent, Autoclave Engineers, Inc., from 1984 until its merger into the Company in September, 1995. He is President of Farmington Capital Management Corporation, a private investment company.

  Mr. Boyadjieff has been a director of the Company since 1995. He is President and Chief Executive Officer of Varco International, Inc. ("Varco"), a leading manufacturer of products used in the international oil and gas well industry. Mr. Boyadjieff has been associated with Varco for 25 years and has served in a variety of technical and executive positions. He is also a director of Varco.

  Mr. Doyle has been President and Chief Executive Officer of the Company since September, 1995. Formerly, he was President of Unit from 1984 to 1995 while it was a wholly-owned subsidiary of Autoclave Engineers, Inc. Mr. Doyle also served as a director of Autoclave Engineers, Inc. from 1984 until its merger into Unit in September, 1995. Mr. Doyle co-founded Unit Instruments in 1980.

  Mr. Levinson is the current Chairman of the Board. He has served as a director of the Company since 1995, and as a director of the Companys former parent, Autoclave Engineers, Inc., from 1961 until its merger into the Company in September, 1995. From 1966 to 1992, Mr. Levinson was President and Chief Executive Officer of Autoclave Engineers, Inc.

  Mr. Rogas has been a director of the Company since 1995. He is Vice President of Teradyne, Inc. ("Teradyne"), a leading manufacturer of semiconductor, circuit-board and telecommunications test systems. Mr. Rogas has been associated with Teradyne since 1976 in various management and executive positions.


ITEM 11.   EXECUTIVE COMPENSATION

  The following table sets forth the annual and long-term compensation for the fiscal years ended May 31, 1996, 1995 and 1994 paid by the Company and/or its predecessor, Autoclave Engineers, Inc., (i) to each individual serving as the chief executive officer of the Company and/or its predecessor during fiscal 1996 and (ii) the other four most highly compensated executive officers of the Company and/or its predecessor during fiscal 1996 (collectively, the "Named Executive Officers"). Mr. William F. Schilling, who is listed in the table, served as President and Chief Executive Officer of the Company's predecessor, Autoclave Engineers, Inc., until his resignation, September 27, 1995, upon consummation of the sale by the Company of the Autoclave Engineers Group.

                          SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                          ----------------------------------------------------
                                            ANNUAL COMPENSATION                     AWARDS                    PAYOUTS
                               ----------------------------------------   -------------------------   ------------------------
                                                              OTHER       RESTRICTED    SECURITIES                    ALL
                                                              ANNUAL        STOCK       UNDERLYING     LTIP          OTHER
NAME AND PRINCIPAL                      SALARY     BONUS   COMPENSATION    AWARD(S)      OPTIONS      PAYOUTS     COMPENSATION
POSITION                       YEAR       ($)     ($) (1)      ($)           ($)           (#)          ($)         ($) (2)
- ----------------------------   ----     -------   -------  ------------   ----------    ----------    -------     ------------

MICHAEL J. DOYLE               1996     180,417     96,000      --            --          150,000     133,785          5,280
    PRESIDENT AND CHIEF        1995     160,937    105,273      --            --               --          --         11,250
    EXECUTIVE OFFICER          1994     135,608     62,613      --            --               --          --          8,820

GARY N. PATTEN                 1996     138,451     54,000      --            --           42,220          --          1,904
    VICE PRESIDENT, CHIEF      1995          --         --      --            --               --          --             --
    FINANCIAL OFFICER AND      1994          --         --      --            --               --          --             --
    SECRETARY

JOHN W. LEGGAT                 1996     138,451     54,000      --            --           35,110          --          1,940
    VICE PRESIDENT, SALES      1995          --         --      --            --               --          --             --
    AND MARKETING              1994          --         --      --            --               --          --             --

NELSON URDANETA                1996     134,998     48,600      --            --           63,330      47,250          4,110
    VICE PRESIDENT,            1995     134,662     60,410      --            --               --          --          4,040
    ENGINEERING                1994     122,000         --      --            --               --          --          1,410

MICHAEL SALOKA                 1996     130,000     46,800      --            --           42,220      45,500          4,260
    VICE PRESIDENT,            1995     120,256     58,170      --            --               --          --          3,610
    INTERNATIONAL              1994     101,243         --      --            --               --          --          3,040


WILLIAM F. SCHILLING (4)       1996      65,150     26,060      --            --               --          --             --
    FORMER, PRESIDENT AND      1995     191,796    145,725      --            --               --          --        742,422 (3)
   CHIEF FINANCIAL OFFICER     1994     181,908     55,500      --            --               --          --             --
   AUTOCLAVE ENGINEER, INC.

(1) Represents bonuses earned by the Named Executive in the year indicated; which were paid in the subsequent year.
(2)  Represents Company contributions under the 401(K) Plan.
(3)  Represents severance costs and a special $225,000 incentive.
(4) Mr. Schilling resigned as President and Chief Executive Officer effective September 29, 1995.


OPTION GRANTS IN THE LAST FISCAL YEAR

          The following table sets forth certain information for the Named Executive Officers with respect to grants by the Company and/or its predecessor, Autoclave Engineers, Inc., during fiscal 1996 of stock options pursuant to the Company's 1987 Stock Plan to purchase Common Stock of the Company. The 1987 Stock Plan was originally established by the Company's predecessor, Autoclave Engineers, Inc., and was assumed by the Company in connection with the reorganization.

                                                         OPTION GRANTS TABLE
                                                  INDIVIDUAL GRANTS (1)
                             -------------------------------------------------------------
                                                   % OF TOTAL                                         POTENTIAL REALIZABLE
                                  NUMBER OF         OPTIONS                                 VALUE AT ASSUMED ANNUAL RATES OF STOCK
                                  SECURITIES       GRANTED TO                                         PRICE APPRECIATION FOR
                                  UNDERLYING       EMPLOYEES     EXERCISE OR                             OPTION TERM (3)
                                OPTIONS GRANTED    IN FISCAL     BASE PRICE     EXPIRATION    --------------------------------------
NAME                                  (#)           YEAR (2)       ($/SH)          DATE             5%($)               10%($)
- ----                            ---------------    ----------    -----------    ----------    ---------------       ----------------

Michael J. Doyle                    150,000           33.2%         $12.63       3/16/2005        $1,190,000          $3,020,000
Gary N. Patten                       42,220            9.3%         $12.63       3/16/2005        $  335,000          $  850,000
John W. Leggat                       35,110            7.8%         $12.63       3/16/2005        $  279,000          $  707,000
Nelson Urdaneta                      63,330           14.0%         $12.63       3/16/2005        $  503,000          $1,275,000
Michael Saloka                       42,220            9.3%         $12.63       3/16/2005        $  335,000          $  850,000
William F. Schilling                     --             --              --              --                --                  --

(1) These stock options were granted pursuant to the 1987 Stock Plan. All stock options have ten year terms and vest at the rate of 20% of the total shares on each of the first five anniversaries of the date of grant, except for stock options granted to Mr. Urdaneta which vested 50% on the date of grant; 20% which vest on the first and second anniversaries of the date of grant, and 10% which vest on the third anniversary of the date of grant.

(2) An aggregate of 452,155 stock options to purchase shares of Common Stock, pursuant to the 1987 Stock Plan, were granted to employees during fiscal 1996.

(3) Potential realizable value is based on an assumption that the stock price of Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. One share of stock purchased at $12.63 in 1996 would yield profits of $7.94 per share at 5% appreciation over ten years, or $20.13 per share at 10% appreciation over the same period. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price.

DEFERRED COMPENSATION AGREEMENTS

  The Company has deferred compensation agreements with one current and one former employee, Messrs. Doyle and Levinson, respectively. Under the agreements, the Company will make fixed monthly post-retirement payments to each employee until their death, in amounts based upon the employees' annual salaries at the time of retirement. Pursuant to such agreements, the employees have agreed to refrain from competing with the Company, to maintain the confidentiality of the Company's trade secrets and to renounce all personal interest in patents, know-how and other intellectual property developed by them during their employment by the Company. Mr. Levinson began receiving payments under the deferred compensation program in October, 1995, upon his retirement from active service with the Company.


LONG TERM INCENTIVE PLAN

  The Company's predecessor, Autoclave Engineers, Inc., maintained a Long Term Incentive Plan ("LTI") for each of its operating subsidiaries, of which Unit Instruments was a subsidiary at that time. Upon the reorganization, the LTI Plan for the divested operating subsidiaries was terminated without payment of any earned incentive. Subsequently, the Board of Directors and management determined that the LTI Plan was inappropriate for Unit Instruments as an independent, publicly-held, high technology company. Accordingly, the Company proposed to the four (4) LTI participants that the Plan be voluntarily terminated effective August 30, 1995 and the participants agreed to such termination. In consideration for this voluntary termination, the Company agreed to pay each participant all of their earned incentive in cash instead of 50% to 70% in one
(1) year restricted Common Stock. Mr. Doyle was one of the participants in the LTI Plan and his earned incentive, through the date of termination, was $133,785, as is reflected in the "Summary Compensation Table."


INVOLUNTARY SEVERANCE AGREEMENTS

  In September, 1995, the Company entered into agreements with seven officers of the Company, inclusively, Messrs. Doyle, Patten, Leggat, Urdaneta, Saloka, Lamirande and Ms. Tricoli, providing severance benefits in the event they are terminated within three (3) years following a change in control of the Company. Pursuant to such agreements, a change in control occurs (i) when any person becomes the beneficial owner of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities;
(ii) if, during any period of two consecutive years, individuals who constitute the Board of Directors cease to constitute a majority of the Board of Directors;
(iii) if all, or substantially all, of the Company,s assets are sold or transferred to a third party; (iv) if the Company consolidates or merges with another company and the Company is not the survivor; or (v) if the Company no longer has a class of securities registered pursuant to Section 12 of the Exchange Act. The agreements provide that if the officer is terminated following a change in control of the

Company, the Company shall pay such officer a sum equal to three times his or her annual salary and bonus paid during the twelve-month period immediately preceding the termination, vest the officer in any unvested benefits under any retirement or deferred compensation plan in which the officer participates, and pay for a three year continuation of such officer's health, life, disability and accident insurance. However, the agreements provide that to the extent such benefits would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, the severance payments payable thereunder shall be reduced.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

  The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Stock Option Plan, including
(i) the number of shares purchased upon exercise of options in fiscal 1996, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at May 31, 1996 and (iv) the value of such unexercised options at May 31, 1996:

                          AGGREGATED OPTION/EXERCISES
             IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                      NUMBER OF                         VALUE OF
                                                                 SECURITIES UNDERLYING                 UNEXERCISED
                                                             UNEXERCISED OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
                                   SHARES        VALUE               YEAR END (#)               AT FISCAL YEAR END (1) ($)
                                ACQUIRED ON     REALIZED    -------------------------------   ----------------------------
NAME                            EXERCISE (#)      ($)       EXERCISABLE       UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
- -----------------------------   ------------    ---------   -----------       -------------   -----------    -------------
Michael J. Doyle                       --             --      33,712             150,000        $264,329        $243,000
Gary N. Patten                         --             --          --              42,220              --        $ 68,396
John W. Leggat                         --             --          --              35,110              --        $ 56,878
Nelson Urdaneta                        --             --      31,665              31,665        $ 51,297        $ 51,297
Michael Saloka                      1,149         $9,965       1,705              42,220        $ 10,625        $ 68,396
William F. Schilling                   --             --      37,050                  --        $263,323              --

(1) Market value of underlying securities at year-end minus the exercise price multiplied by the number of shares.



REPORT OF THE COMPENSATION COMMITTEE

  The Compensation Committee of the Board of Directors establishes the compensation plans and polices and the specific compensation levels for executive officers and administers the 1987 Stock Plan.

     COMPENSATION POLICIES

            There are three major elements of the Company's executive compensation program: base salaries, incentive bonuses and long-term stock options.

            The Compensation Committee establishes the salaries of executive officers primarily by reference to data contained in the American Electronics Association (AEA) survey of executive compensation in the electronics industry. The Committee also cross-references this survey data with salary surveys for the Southern California area. The Committee establishes base salaries that are within the range of salaries for persons holding positions of similar responsibility at comparably-sized technology companies. In addition, the Committee considers factors such as relative Company performance, the individual's past performance, his or her future potential and the individual's experience and ability as judged by the Committee. For fiscal 1997, the Compensation Committee has approved a base salary merit pooling averaging approximately 4 1/2% for executive officers.

            Annual bonuses for executive officers are primarily based on the achievement of performance targets set forth in the Company's operating plan for the year. The annual cash bonus for executives, other than the Chief Executive Officer, Michael J. Doyle, is based on operating profits in relation to the Company's operating plan and a factor based on Mr. Doyle's subjective judgment of the executive's performance. Bonus payments to executive officers, other than Mr. Doyle's, averaged approximately 35% of such officers' base salaries for fiscal 1996. The Committee believes this to be commensurate with overall performance against the objectives utilized in the executive bonus program.

            The Compensation Committee believes that stock options are an effective long-term compensation device in that they serve to align the interests of the executive officers with those of the shareholders and motivate officers to remain in the Companys employ. The predecessor Company's Compensation Committee granted stock options to the executives of Unit at the time of the transition of Unit to that of a independent, publicly-held company. The option awards were based, in part, on the recommendations of an outside executive compensation consulting firm; the recognition that no stock options had been awarded to Unit senior managers since 1991 and that two executives had been recruited to join the Company in fiscal 1996 with the commitment of competitive stock option awards. While the current Compensation Committee did not participate in the decision concerning the granting of these stock option awards, the current Committee approves of these stock option grants.


     COMPENSATION OF CHIEF EXECUTIVE OFFICER

            Mr. Doyle's base salary was increased from $153,000 to $200,000 in September, 1995 upon the reorganization. This increase was based upon survey data and range recommendations from an outside executive compensation consulting firm for chief executive officers of high technology public companies. Mr. Doyle was previously President of the Company when it was a subsidiary of the predecessor Company.

            Mr. Doyle is entitled to an annual cash bonus, which for fiscal 1996, was based entirely on the Company's operating profit, adjusted for restructuring related charges and other non-recurring items. Mr. Doyle's target bonus rate was 40% of his annual base salary with such amount adjusted up or down depending on actual adjusted operating profits. For fiscal 1996, the Company achieved an adjusted operating profit that was approximately 104% of the target operating profit. Based on this level of performance, Mr. Doyle received a bonus of $96,000 for fiscal 1996, representing approximately 120% of his bonus target and approximately 48% of his base salary.


     DEDUCTIBILITY OF EXECUTIVE COMPENSATION

            As a result of legislation adopted in 1993, the Internal Revenue Code now limits the federal income tax deductibility of compensation paid to the Company's Chief Executive Officer and to each of the other four most highly compensated executive officers. For this purpose, compensation can include, in addition to cash compensation, the difference between the exercise price of stock options and the value of the underlying stock on the date of exercise. Under this legislation, the Company may deduct compensation with respect to any of these individuals only to the extent that during any fiscal year such compensation does not exceed $1 million or does not meet certain other conditions (such as shareholder approval). Based on the Company's current compensation plans and policies, and proposed regulations interpreting the new legislation, the Company and the Committee believe that, for the near future, there is little risk that the Company will lose any significant tax deduction for executive compensation.

     James C. Levinson                       Edward Rogas, Jr.
     of the Compensation Committee           of the Compensation Committee


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Compensation Committee is composed of James C. Levinson and Edward Rogas, Jr. who are non-employee directors with no interlocking relationships as defined by the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the ownership of the Company's Common Stock as of July 1, 1996 by (i) each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group:

                                        NUMBER OF SHARES               PERCENT OF
NAME                               BENEFICIALLY OWNED (1) (2)     COMPANYS COMMON STOCK
- ----                               --------------------------     ---------------------

J&L Levinson Partnership........           505,907(3)                     11.6%
   700 Louisiana Street
   Houston, TX  77002
Marilyn G. Levinson.............           409,683(4)                      9.4%
   100 Anchor Drive, #460
   Key Largo, FL  33037
The Pioneer Group...............           334,500                         7.6%
   60 State Street
   Boston, MA  02109
U. S. Bancorp...................           268,540                         6.1%
   1118 West Fifth Avenue
   Portland, OR  97202
The Killen Group, Inc...........           244,050                         5.6%
   1189 Lancaster Avenue
   Berwyn, PA  19312
Dimensional Fund Advisors,
 Inc............................           225,626                         5.2%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401
James C. Levinson...............           133,496(5)                      3.0%
A. Wade Blackman, Jr............            63,383(6)                      1.4%
Michael J. Doyle................           151,789(7)                      3.5%
George Boyadjieff...............                 0                          --
Edward Rogas, Jr................                 0                          --
John W. Leggat..................             9,522(8)                        *
Gary N. Patten..................            21,444(9)                        *
Michael Saloka..................            11,298(10)                       *
William F. Schilling............            37,050(11)                       *
Nelson Urdaneta.................            44,331(12)                       *
All directors and officers
 as a group.....................           708,213(13)                    16.2%
 (13 persons at July 1, 1996)

*    Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of July 1, 1996 are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Applicable percentages of beneficial ownership are based on 4,379,454 shares of Common Stock outstanding on July 1, 1996.

(2) Information is as of December 31, 1995, and is based on Schedule 13Gs filed with the Securities and Exchange Commission by the respective entities.

(3) J&L Levinson Partnership is a general partnership of which James C. Levinson and Marilyn G. Levinson are the sole general partners.

(4) Includes 3,265 shares which Mrs. Levinson has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996 and 406,418 shares which Mrs. Levinson may be deemed to beneficially own through her partnership interest in the J&L Levinson Partnership.

(5) Includes 34,007 shares which Mr. Levinson has the right to acquire by exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996, and 99,489 shares which Mr. Levinson may be deemed to beneficially own through his partnership interest in the J&L Levinson Partnership. Does not include 406,418 shares owned by Mr. Levinsons wife, Marilyn G. Levinson, through her partnership interest in the J&L Levinson Partnership, as to which Mr. Levinson disclaims beneficial ownership.

(6) Includes 63,383 shares which Mr. Blackman has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(7) Includes 63,712 shares which Mr. Doyle has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(8) Includes 7,022 shares which Mr. Leggat has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(9) Includes 8,444 shares which Mr. Patten has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(10) Includes 10,149 shares which Mr. Saloka has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(11) Includes 37,050 shares which Mr. Schilling has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(12) Includes 44,331 shares which Mr. Urdaneta has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.

(13) Includes shares which the current executive officers and directors have the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within 60 days of July 1, 1996.


                         COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended May 31, 1996, James E. Levinson did not timely report on Form 4 the sale of 220,000 shares of Common Stock. Other than this delayed filing, again based solely on its review of copies of such forms received by it or written representations from certain reporting persons, the Company believes that all other filing requirements applicable to its officers, directors and ten percent shareholders were fulfilled.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company entered into a Share Repurchase Agreement ("the Agreement") in fiscal 1995 with its largest shareholder, the J & L Levinson Partnership ("the Partnership"), of which James C. Levinson and Marilyn G. Levinson are the sole partners. Mr. Levinson is the Chairman of the Company's Board of Directors and Mrs. Levinson was a member of the Board of Directors until her resignation in September, 1995. Under the Agreement, the terms of which were contingent upon the closing of the sale of the assets of the Autoclave Engineers Group, the Company repurchased 220,000 shares of the Common Stock of the Company from the Partnership at a price of $11.75 per share, or approximately $2.6 million, on September 22, 1995.

          During fiscal 1996, the law firm of Eckert Seamans Cherin & Mellot ("Eckert Seamans") rendered professional service to the Company. Mr. W. Gregg Kerr, a director of the Company until his resignation in September, 1995, is a former partner of Eckert Seamans and is currently special counsel for Eckert Seamans.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K.

1.   Financial Statements.  The following consolidated financial statements of
     --------------------
Unit Instruments, Inc. and subsidiaries and the Report of Independent Accountants are filed as part of this Report on Form 10-K and should be read in conjunction with the related notes thereto, included herein.

                                                            Page
                                                            ----
      Report of Independent Accountants                       20

      Consolidated Balance Sheets - May 31, 1996 and 1995     21

      Consolidated Statements of Income - Years Ended         22
      May 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows - Years Ended     23
      May 31, 1996, 1995 and 1994

                                                            Page
                                                            ----
      Consolidated Statements of Shareholders' Equity -       24
      Years Ended May 31,   1996, 1995 and 1994

      Notes to Consolidated Financial Statements              25


2.   Financial Statement Schedules.  All schedules are omitted because they are
     -----------------------------
not required, are not applicable, or the information is included in the consolidated financial statements or notes hereto.

3.   Exhibits.  The following Exhibits are filed as part of, or incorporated by
     --------
reference into, this Report on Form 10-K.

EXHIBIT NUMBER:   DESCRIPTION:
- --------------   ------------

      3.1         Registrant's Articles of Incorporation

      3.2         Registrant's By-laws

      4.3         Specimen Stock Certificate

     10.1         Form of Unfunded Deferred Compensation Agreement, as amended.
                  (Incorporated by reference to Exhibit 10(a) of Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1983.)

     10.2 1987 Stock Plan, as amended. (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (No. 33-37292) filed on October 15, 1990.)

     10.3         1990 Non-Employee Director Stock Option Plan, as amended.
                  (Incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 (No. 33-58550) filed on February 17, 1993.)

     10.4 Stock Purchase Agreement dated as of January 19, 1995 by the Company and James Howden & Godfrey Overseas Limited. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 19, 1995.)

     10.5 Asset Purchase Agreement dated as of August 14, 1995 by the Company and Snap-tite, Inc. (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.)

     10.6 Share Repurchase Agreement dated as of June 22, 1995 by and among James C. Levinson, Marilyn Gasche Levinson, the J & L Levinson Partnership and the Company. (Incorporated by reference to Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.)

     10.7 Plan of Merger merging Autoclave Engineers, Inc. (a Pennsylvania Corporation) with and into Unit Instruments, Inc. (a California corporation). (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated November 22, 1995.)

     10.8 Business Loan Agreement dated January 23, 1996 by the Company and Bank of America, NTSA.

     10.9 Form of Involuntary Severance Agreement with certain officers of the Company.

     10.10 Agreement and Plan of Reorganization and Merger dated April 23, 1996 among the Company, CSI Acquisition Corporation and Control Systems, Inc.

     11.1         Statement regarding computation of earnings per share.

     22.1         Subsidiaries of Registrant.

     23.1         Consent of Independent Accountants.

     27           Financial Data Schedule.

(b)  Reports on Form 8-K

          There was one Current Report on Form 8-K filed by the Registrant during the fourth fiscal quarter ended May 31, 1996. This Current Report stated that the Company had reached agreement to acquire all outstanding shares of Control Systems, Inc. ("CSI"), a privately held corporation based in Rio Rancho, New Mexico. CSI fabricates gas isolation boxes and gas panels for semiconductor manufacturers. Consideration in this acquisition was stated to be 275,000 shares of the Registrant's Common Stock and $1.2 million. The acquisition was to be accounted for under purchase accounting.

(c)  Exhibits

     The exhibits required by this Item are listed under Item 14 (a)(3).

(d)  Financial Statement Schedules

     The financial statement schedules required by this Item are listed under [Item 14(a)(2)].

                                   SIGNATURES


          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIT INSTRUMENTS, INC.

                                       By:   /s/ Gary N. Patten
                                          ----------------------
                                          Gary N. Patten
                                          Chief Financial Officer
                                          Chief Accounting Officer and Secretary

Date:  August 12, 1996


                               POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Doyle and Gary N. Patten, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                     DATE
          ---------                          -----                     ----

/s/ Michael J. Doyle            President, Chief Executive        August 12, 1996
- -----------------------------   Officer
 (Michael J. Doyle)


/s/ James C. Levinson           Chairman of the Board             August 12, 1996
- -----------------------------
 (James C. Levinson)


/s/ Gary N. Patten              Chief Financial Officer, Chief    August 12, 1996
- -----------------------------   Accounting Officer and
 (Gary N. Patten)               Secretary


/s/ A. Wade Blackman            Director                          August 12, 1996
- -----------------------------
 (A. Wade Blackman)


/s/ George Boyadjieff           Director                          August 12, 1996
- -----------------------------
 (George Boyadjieff)


/s/ Edward Rogas                Director                          August 12, 1996
- -----------------------------
 (Edward Rogas)
