Form 10-Q
period 1996-08-31
UNIT INSTRUMENTS INC
filed 1996-10-09
CIK 350067

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   AUGUST 31, 1996

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 921-2640





  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES XXX   NO
                                                    ----     ----


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASSES                         OUTSTANDING AT OCTOBER 4, 1996:
      ---------------------------               -------------------------------
      COMMON STOCK $.15 PAR VALUE.........                   4,384,454
===============================================================================

                            UNIT INSTRUMENTS, INC.

                                 INDEX



                                                                 Page No.
                                                                 --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets........................      3-4
August 31, 1996 and May 31, 1996

Condensed Consolidated Statements of Income..................       5
Three months ended August 31, 1996 and August 31, 1995

Condensed Consolidated Statements of Cash Flows..............       6
Three months ended August 31, 1996 and August 31, 1995

Notes to Condensed Consolidated Financial Statements.........      7-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations................      8-11


Part II.    Other Information                                       11

Item 6      Exhibits and Reports on Form 8-K.................       11



PART I.   FINANCIAL INFORMATION



                             UNIT INSTRUMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                  (unaudited)



                                                   August 31, 1996   May 31, 1996
                                                   ---------------   ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                            $14,427        $14,572
      Accounts and notes receivable                          7,885         10,179
      Inventories                                           11,446          9,709
      Deferred taxes                                         1,042          1,042
      Prepaid expenses and other                               196            191
                                                           -------        -------
              Total current assets                          34,996         35,693

Property, plant and equipment, at cost:
      Buildings and improvements                             5,293          5,096
      Machinery and equipment                               13,760         11,732
                                                           -------        -------
                                                            19,053         16,828
      Accumulated depreciation and amortization              7,872          7,267
                                                           -------        -------
                                                            11,181          9,561
      Construction in progress                                  61            662
                                                           -------        -------
Net property, plant and equipment                           11,242         10,223

Goodwill, net of accumulated amortization of
    $1,861 and $1,723, respectively                          8,991          4,338
Deferred taxes                                                 249            249
Other assets                                                 1,191          2,277
                                                           -------        -------
                                                           $56,669        $52,780
                                                           =======        =======

See accompanying notes to condensed consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)
                                  (unaudited)



                                                  August 31, 1996    May 31, 1996
                                                  ----------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts and notes payable - trade                  $ 1,639         $ 1,969
      Accrued compensation and benefits                     2,165           1,786
      Income taxes                                            461           1,141
      Current installments on term debt                     1,987           1,845
      Other current liabilities                             2,091           2,228
                                                          -------         -------
             Total current liabilities                      8,343           8,969

Deferred income taxes                                         344             -0-
Other long-term liabilities and deferred credits              682             587
                                                          -------         -------
             Total liabilities                              9,369           9,556

Shareholders' equity:
  Common stock, $.15 par value;
   authorized shares:
        12,000,000; issued shares: 4,384,454 as of
        August 31, 1996 and 4,090,146
        as of May 31, 1996                                    658             613
  Additional paid-in capital                               23,209          19,247
  Retained earnings                                        23,774          23,673
  Foreign currency translation adjustment                    (341)           (309)
                                                          -------         -------
     Total shareholders' equity                            47,300          43,224

                                                          $56,669         $52,780
                                                          =======         =======

See accompanying notes to condensed consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (amounts in thousands, except share data)
                                  (unaudited)


                                            Three Months Ended August 31
                                                ------------------------------
                                                     1996            1995
                                                --------------   -------------
Net sales                                          $   13,288      $   15,023

Operating costs and expenses:
    Costs of goods sold                                 8,670           9,029
    Selling and administration                          3,259           3,692
    Restructuring costs                                   262              83
    Research and development                            1,130             956
                                                   ----------      ----------
              Operating income                            (33)          1,263

Interest income                                           204              81
Interest expense                                          (11)            (51)
Other expense, net                                         25             (17)
                                                   ----------      ----------
Income from continuing operations
 before income taxes                                      185           1,276
Provision for income taxes                                 83             560
                                                   ----------      ----------
Income from continuing operations                         102             716

Discontinued operations:
   Income, net of income tax provision of $298            -0-             604
                                                   ----------      ----------
Net income                                         $      102      $    1,320
                                                   ==========      ==========

Per common share:
    Income from continuing operations              $     0.02      $     0.16
    Discontinued operations                               -0-            0.13
                                                   ----------      ----------
Net income                                         $     0.02      $     0.29
                                                   ==========      ==========

Average shares used in computing
 earnings per share                                 4,561,064       4,502,272
                                                   ==========      ==========
Dividends per share                                $        0      $     0.06
                                                   ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                        Three Months Ended August 31
                                                                       ------------------------------
                                                                            1996            1995
                                                                       --------------   -------------
Cash Flows from Operating Activities:
    Net income                                                               $   102         $ 1,320
         Adjustments to reconcile net income to
         net cash provided from operating activities:
               Depreciation and amortization                                     777             510
               Deferred income taxes                                             -0-              63
         Changes in assets and liabilities net of acquisition:
                   Accounts receivable                                         3,654            (126)
                   Inventories                                                   138          (1,503)
                   Prepaids and other assets                                      48            (326)
                   Accounts payable and accrued liabilities                   (1,800)           (428)
                   Income taxes                                                 (680)            715

                   Other liabilities                                              33             -0-
                   Other                                                         -0-             (75)
                                                                             -------         -------
Net cash provided from operating activities                                    2,272             150

Cash Flows from Investing Activities:
    Capital expenditures                                                        (546)         (1,632)
    Net cash paid for acquisition of Control Systems, Inc.                    (1,127)            -0-
    Change in short-term investments                                             -0-           1,205
    Other                                                                        -0-              65
                                                                             -------         -------
Net cash (used in) investing activities                                       (1,673)           (362)


Cash Flows from Financing Activities:
    Payments on long-term debt                                                  (254)           (230)
    Change in short-term borrowings, net                                        (488)            -0-
    Cash dividends paid                                                          -0-            (257)
    Stock option exercise, related tax benefit and other                          30             200
                                                                             -------         -------
Net cash (used in) financing activities                                         (712)           (287)

Effect of exchange rate changes on cash and cash equivalents                     (32)            (28)
                                                                             -------         -------
Net (decrease) in cash and cash equivalents                                     (145)           (527)

Cash and cash equivalents at beginning of year                                14,572           4,465
                                                                             -------         -------
Cash and cash equivalents at end of year                                     $14,427         $ 3,938
                                                                             =======         =======
Supplemental disclosure of cash flow information:
    Interest paid                                                            $    11         $    51
    Income taxes paid                                                        $   764         $   171

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at August 31, 1996 and May 31, 1996, and the results of its operations for the three month periods ended August 31, 1996 and 1995. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2.   Inventories


     Inventories at August 31, 1996 and May 31, 1996 consisted of the following:

                               August 31, 1996   May 31, 1996
                               ---------------   ------------

     Raw materials                     $ 8,292         $6,514
     Work in process                     2,282          2,313
     Finished goods                        872            882
                                       -------         ------

        Total inventories              $11,446         $9,709
                                       =======         ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million and 289,000 shares of Company stock valued at $3,977,000. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month period ended on August 31, 1996. A Current Report on Form 8-K was filed on August 13, 1996 reporting this transaction.

     The unaudited combined results of operations of the Company and CSI for the three month period ended August 31, 1995, after giving effect for certain pro forma adjustments, is as follows:

               Net sales                              $17,717,000
               Income from continuing operations          742,000
               Net income                               1,346,000

               Pro forma per share data
               Income from continuing operations      $      0.15
               Net income                             $      0.28

     The foregoing unaudited pro forma results reflect three months amortization of goodwill resulting from the acquisition of CSI. The Company has determined that the goodwill has an estimated 12-year life and, for purposes of the pro forma adjustments, a 12-year amortization period has been used.


4.   Restructuring Charges

     During the first quarter of the current fiscal year, the Company reduced its workforce by 109 positions in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 22% of the Company's worldwide employment. A restructuring charge of $262,000 was recorded in the quarter for severance and other related costs of these workforce reductions.

     In the first quarter of the prior fiscal year, a restructuring charge of $83,000 was recorded for expenses associated with the pending sale of the Autoclave Engineers Group, which was sold in September, 1995.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.

The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million and 289,000 shares of Company stock valued at $4 million. The purchase method was used to account for the acquisition. Accordingly, the results of CSI are included in the Company's balance sheets as of August 31, 1996 and in the statement of income and statements of cash flows for the three months ended August 31, 1996. The financial statements in this report that relate to the prior fiscal year do not include CSI activity or account balances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1995

Sales from continuing operations for the quarter ended August 31, 1996 decreased 12% to $13,288,000 from $15,023,000 for the comparable prior year period. This sales decrease resulted from generally lower industry-wide semiconductor equipment sales. Semiconductor fabrication tools are the primary application for the Company's mass flow controllers (MFCs). In addition, because of the precipitous drop in new orders for semiconductor equipment, the Company's principal domestic OEM customers aggressively commenced inventory reduction programs that further reduced demand for the Company's MFCs. Shipments of gas isolation boxes and gas panels, through CSI, were down sharply because of reduced capital spending by a major semiconductor manufacturer, which represents a substantial portion of CSI's business. International sales also declined for the comparative period while sales to end-users increased over the first quarter of the prior fiscal year.

Gross profit margin declined to 35% for the current quarter from 40% for the first quarter last year. Overhead expenses increased slightly because of the inclusion of CSI, but increased as a percent to sales because of the lower sales level. Offsetting this increase, to some extent, was lower material cost of sales resulting from product cost savings realized through procurement and value engineering activities.

Selling, general and administrative ("S,G&A") expenses decreased to $3,259,000 in the first quarter of the current fiscal year from $3,692,000 in the comparable prior year period. As a percent to sales, S,G&A remained steady at 25% for both comparative periods. The reduction in S,G&A expenses for the current quarter primarily resulted from the closure of the Erie corporate office and consolidation of those functions at Unit during the second quarter of the prior fiscal year. Offsetting these savings in S,G&A was the inclusion of CSI for the current quarter.

During the first quarter of the current fiscal year, the Company reduced its workforce by 109 positions in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 22% of the Company's worldwide employment. A restructuring charge of $262,000 was recorded in the quarter for severance and other related costs of these workforce reductions. In the first quarter of the prior fiscal year, a restructuring charge of $83,000 was recorded for expenses associated with the pending sale of the Autoclave Engineers Group, which was sold in September, 1995.

Research, development and engineering expenses increased 18% to $1,130,000, or 8.5% of sales for the current quarter, from $956,000, or 6.4% of sales, for the comparable prior year period. These higher expenditures reflect increased new product development charges to support current and anticipated future sales. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry.

Interest income increased substantially for the current quarter to $204,000 from $81,000 for the prior year period. This increase in interest income results primarily from the sale of the Autoclave Engineers Group in September of 1995 and the resultant increase in cash balances. Interest expense declined for the quarter to $11,000 from $51,000 because a domestic bank borrowing was paid off during the previous fiscal year.

Income from continuing operations before income taxes decreased to $185,000 for the current quarter from $1,276,000 for the prior year period. Income taxes for continuing operations were provided for at a 45% rate for the third quarter as compared to a 44% rate for the prior year. The tax rate is unfavorably impacted in both periods by the nondeductability of goodwill amortization.

Income from continuing operations declined to $102,000 for the current period, or $.02 per share, as compared to $716,000, or $.16 per share, for the comparable prior year period.

Income from discontinued operations for the prior year period reflects the results of Autoclave Engineers Group for the period, which was sold on September 22, 1995.

Net income for the comparable prior year period was $1,320,000, or $.29 per share, which includes $604,000 of net income from the operations of the Autoclave Engineers Group, which is classified as income from discontinued operations.


FINANCIAL CONDITION

On June 3, 1996, the Company acquired all the outstanding shares of Control Systems, Inc. for $1,200,000 cash and 289,000 shares of Company stock valued at $3,977,000. Prior to the acquisition, the Company had advanced cash to CSI of $1,025,000.

Cash flow was a negative $145,000 for the first quarter, even though collection of receivables provided $3,654,000 of cash flow. Some of the larger uses of cash that offset the positive flow of cash from the collection of receivables were: the acquisition of CSI for $1,200,000, the reduction of accounts payable in the amount of $1,834,000, and net payments of income tax in excess of accruals for $680,000. Capital expenditures were $546,000. Capital expenditures are expected to be approximately $1.5 to $2.0 million for fiscal 1997.

Cash and cash equivalents were $14.4 million as of August 31, 1996. The Company's only debt outstanding is a Yen denominated credit facility through Unit Japan for approximately $1.8 million. During the prior fiscal year, the Company entered into a $5 million unsecured credit facility with a major domestic bank. The Company can use any portion of the credit facility for letters of credit and has utilized approximately $2 million for such purpose. No borrowings were outstanding at the end of the current quarter under this credit facility. The Company expects that its current cash resources and cash generated from continuing operations will be adequate to fund the Company's anticipated near-term capital requirements.

FORWARD-LOOKING STATEMENT

This quarterly report on Form 10-Q contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience further reductions of demand or rescheduling of purchase orders that have occurred because of unsettled market conditions in the semiconductor equipment industry, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its Control Systems, Inc. subsidiary with the rest of its operations, and that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.



PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               2.1 - Agreement of Plan of Reorganization and Merger dated April 23, 1996 among the Company, CSI Acquisition Corporation and Control Systems, Inc. (incorporated by reference to Exhibit
               (c)(1) to the Company's Current Report on Form 8-K filed July 1,
               1996).

               11.1  -  Computation of Earnings per Share.

               27 - Financial Data Schedule

         (b)   Reports
               -------

               One report on Form 8-K was filed July 1, 1996 by the Company for the quarter for which this report is filed, reporting that it had concluded the acquisition of Control Systems, Inc. In a Form 8-K/A filing dated August 13, 1996, the Company filed the required financial statements of the business acquired and the required pro forma financial information.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES



                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  October 4, 1996               /s/ Michael J. Doyle
                                     --------------------

                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  October 4, 1996               /s/ Gary N. Patten
                                     ------------------

                                     Gary N. Patten
                                     Chief Financial Officer