Form 10-Q
period 1996-11-30
UNIT INSTRUMENTS INC
filed 1997-01-13
CIK 350067

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:   NOVEMBER 30, 1996

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 921-2640





  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES  X   NO
                                                    ---     ---


  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

             CLASSES                   OUTSTANDING AT JANUARY 10, 1997:
             -------                   -------------------------------
    COMMON STOCK $.15 PAR VALUE.                  4,370,648

================================================================================

                            UNIT INSTRUMENTS, INC.

                                     INDEX



                                                        Page No.
                                                        --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets....................    3-4
November 30, 1996 and May 31, 1996

Condensed Consolidated Statements of Operations..........      5
Three months and six months ended November 30, 1996
and December 2, 1995

Condensed Consolidated Statements of Cash Flows..........      6
Six months ended November 30, 1996 and
December 2, 1995

Notes to Condensed Consolidated Financial Statements.....    7-8


Management's Discussion and Analysis of..................   9-12
Financial Condition and Results of Operations


Part II.    Other Information

Item 6      Exhibits and Reports on Form 8-K.............     13


PART I.   FINANCIAL INFORMATION



                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of November 30, 1996 and May 31, 1996
                            (amounts in thousands)
                                  (unaudited)



                                           November 30, 1996   May 31, 1996
                                           -----------------   ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                      $14,090        $14,572
      Accounts and notes receivable                    5,870         10,179
      Inventories                                     10,305          9,709
      Income taxes refundable                            859            -0-
      Deferred taxes                                   1,042          1,042
      Prepaid expenses and other                         261            191
                                                     -------        -------
              Total current assets                    32,427         35,693

Property, plant and equipment, at cost:
      Buildings and improvements                       5,281          5,096
      Machinery and equipment                         13,933         11,732
                                                     -------        -------
                                                      19,214         16,828
      Accumulated depreciation and
       amortization                                    8,506          7,267
                                                     -------        -------
                                                      10,708          9,561
      Construction in progress                            64            662
                                                     -------        -------
Net property, plant and equipment                     10,772         10,223

Goodwill, net of accumulated amortization
 of $1,999 and $1,723, respectively                    8,853          4,338
Deferred taxes                                           249            249
Other assets                                           1,164          2,277
                                                     -------        -------
                                                     $53,465        $52,780
                                                     =======        =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of November 30, 1996 and May 31, 1996
                            (amounts in thousands)
                                  (unaudited)


                                           November 30, 1996    May 31, 1996
                                           ------------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 1,846         $ 1,969
  Accrued compensation and benefits                    1,607           1,786
  Income taxes                                           -0-           1,141
  Current installments on term debt                    1,796           1,845
  Other current liabilities                            2,674           2,228
                                                     -------         -------
      Total current liabilities                        7,923           8,969

Deferred income taxes                                    343             -0-
Other long-term liabilities and deferred credits         665             587
                                                     -------         -------
      Total liabilities                                8,931           9,556

Shareholders' equity:
  Common stock, $.15 par value; authorized shares:       655             613
    12,000,000; issued shares: 4,369,454 as of
    November 30, 1996 and 4,090,146 as of
    May 31, 1996
  Additional paid-in capital                          23,061          19,247
  Retained earnings                                   21,116          23,673
  Foreign currency translation adjustment               (298)           (309)
                                                     -------         -------
      Total shareholders' equity                      44,534          43,224

                                                     $53,465         $52,780
                                                     =======         =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    November 30, 1996 and December 2, 1995
                   (amounts in thousands, except share data)
                                  (unaudited)

                                              Three Months Ended           Six Months Ended
                                           -------------------------   -------------------------
                                             11/30/96      12/02/95      11/30/96      12/02/95
                                           ----------    ----------    ----------    ----------
Net sales                                  $    8,002    $   15,546    $   21,290    $   30,569
Operating costs and expenses:
  Cost of goods sold                            7,627         9,275        16,297        18,304
  Selling and administration                    3,105         3,745         6,364         7,437
  Restructuring costs                             296           290           558           373
  Research, development and engineering         1,072           821         2,202         1,777
                                           ----------    ----------    ----------    ----------
           Operating income (loss)             (4,098)        1,415        (4,131)        2,678

Interest income                                   206           197           410           278
Interest expense                                  (15)          (30)          (26)          (81)
Other income (expense), net                       (37)           (4)          (12)          (21)
                                           ----------    ----------    ----------    ----------
Income (loss) from continuing operations
  before income taxes                          (3,944)        1,578        (3,759)        2,854
Provision (benefit) for income taxes           (1,286)          610        (1,203)        1,170
                                           ----------    ----------    ----------    ----------
Income (loss) from continuing operations       (2,658)          968        (2,556)        1,684

Discontinued operations:
  Income from discontinued operations
   net of income
     tax provisions for the three and
     six months periods of $223 and $521,
     respectively                                 -0-           146           -0-           750
  Gain on disposal net of income tax
   provision of $1,011 for the three and six
   month periods                                  -0-         1,454           -0-         1,454
                                           ----------    ----------    ----------    ----------
Net income (loss)                          $   (2,658)   $    2,568    $   (2,556)   $    3,888
                                           ==========    ==========    ==========    ==========

Per common share:
  Income (loss) from continuing
    operations                                 $(0.61)   $     0.22        $(0.58)   $     0.38
  Income from discontinued operations             -0-          0.36           -0-          0.49
                                           ----------    ----------    ----------    ----------
Net income (loss) per share                    $(0.61)   $     0.58        $(0.58)   $     0.87
                                           ==========    ==========    ==========    ==========
Average shares used in computing
 earnings per share                         4,373,000     4,439,000     4,379,000     4,471,000
                                           ==========    ==========    ==========    ==========
Dividends per share                              $.00    $      .00          $.00    $      .06
                                           ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Six Months Ended November 30, 1996 and December 2, 1995
                            (amounts in thousands)
                                  (unaudited)

                                                   Six  Months  Ended
                                                 -----------------------
                                              11/30/96            12/02/95
                                              --------            --------
Cash Flows from Operating Activities:
  Net income (loss)                            $(2,556)            $ 3,888
     Adjustments to reconcile net
     income to net cash provided from
     operating activities:
       Depreciation and amortization             1,567                 934
       Deferred income taxes                       -0-                 717
     Changes in assets and
     liabilities net of effect of
     businesses sold and acquired:
       Accounts receivable                       5,668                (432)
       Inventories                               1,279              (2,032)
       Prepaids and other assets                    (8)                 83
       Accounts payable and accrued
        liabilities                             (1,569)             (1,148)
       Income taxes                             (2,000)                678
       Other liabilities                            16                 123
     Gain on sale of business                      -0-              (1,454)
                                               -------             -------
Net cash flow provided from operating
 activities                                      2,397               1,357

Cash Flows from Investing Activities:
  Capital expenditures                            (710)             (3,169)
  Net cash paid for acquisition of
   Control Systems, Inc.                        (1,127)                -0-
  Change in short-term investments                 -0-               4,919
  Net cash proceeds from sale of
   business                                        -0-              12,526
  Note receivable from sale of
   business                                        -0-                (750)
                                               -------             -------
Net cash provided from (used in)
 investing activities                           (1,837)             13,526

Cash Flows from Financing Activities:
    Payments on long-term debt                    (254)               (453)
    Change in short-term borrowings, net          (678)               (870)
    Cash dividends paid                            -0-                (517)
     Purchase of company common stock             (180)             (2,584)
    Stock option exercise, related tax
     benefit and other                              59                 332
                                               -------             -------
Net cash (used in) financing activities         (1,053)             (4,092)
Effect of exchange rate changes on cash
 and cash equivalents                               11                (176)
                                               -------             -------
Net increase (decrease) in cash and
 cash equivalents                                 (482)             10,615

Cash and cash equivalents at beginning
 of year                                        14,572               4,465
                                               -------             -------
Cash and cash equivalents at end of year       $14,090             $15,080
                                               =======             =======
Supplemental disclosure of cash flow
 information:
    Interest paid                              $    26             $    81
    Income tax paid, net of refunds            $   757             $ 2,001


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at November 30, 1996 and May 31, 1996, and the results of its operations for the three month and six month periods ended November 30, 1996 and December 2, 1995. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.


2.   Inventories

     Inventories at November 30, 1996 and May 31, 1996 consisted of the following:


                               November 30, 1996   May 31, 1996
                               -----------------   ------------

     Raw materials                   $ 7,119          $6,514
     Work in process                   2,310           2,313
     Finished goods                      876             882
                                     -------          ------

        Total inventories            $10,305          $9,709
                                     =======          ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company stock valued at $3,977,000. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month and six month periods ended on November 30, 1996. A Current Report on Form 8-K was filed on August 13, 1996 reporting this transaction.

     The unaudited combined results of operations of the Company and CSI for the three month and six month periods ended December 2, 1995, after giving effect for certain pro forma adjustments, are as follows:

                                                 Three Months Ended   Six Months Ended
                                                        12/02/95           12/02/95
                                                        --------           --------
          Net sales                                   $18,207,000        $35,924,000
          Income from continuing operations               975,000          1,717,000
          Net income                                    2,575,000          3,921,000

          Pro forma per share data
          Income from continuing operations           $      0.21        $      0.36
          Net income                                  $      0.54        $      0.82

     The foregoing unaudited pro forma results reflect three months and six months amortization of goodwill in the amount of $4,790,000, resulting from the acquisition of CSI. The Company has determined that the goodwill has an estimated 12-year life and, for purposes of the pro forma adjustments, a 12-year amortization period has been used.


4.   Restructuring Charges

     During the first and second quarters of the current fiscal year, the Company reduced its workforce by 109 and 22 positions, respectively, in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 26% of the Company's worldwide employment. A restructuring charge of $262,000 was recorded in the first quarter and $296,000 was recorded in the second quarter for costs associated with the consolidation of certain facilities and for additional severance related expenses.

     In the first and second quarters of the prior fiscal year, restructuring charges of $83,000 and $273,000, respectively, were recorded for expenses associated with the sale of the Autoclave Engineers Group, which was sold in September, 1995.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 2, 1995

Sales from continuing operations for the second fiscal quarter ended November 30, 1996 decreased 49% to $8,002,000 from $15,546,000 for the comparable prior year period. This sales decline resulted from lower industry-wide semiconductor equipment orders and shipments. Semiconductor fabrication tools are the primary application for the Company's mass flow controllers (MFCs) and the Company's primary channel of distribution is through the manufacturers of semiconductor processing equipment (OEMs). These OEMs have reported lower sales and a precipitous decline in new orders over the past several quarters. In addition, the OEMs have implemented aggressive inventory reduction programs that have further reduced demand for the Company's products. Also impacted during the quarter were sales of gas distribution systems through CSI because of reduced capital spending by a major semiconductor manufacturer, which represents a substantial portion of CSI's business. The decline in industry activity levels impacted both the Company's domestic and international sales for the period.

Gross profit margin declined to 5% for the current quarter from 40% for the same quarter last year. The sharply lower gross profit margin primarily resulted from the corresponding rapid and steep decline in the Company's sales. This resulted in under utilization of manufacturing facilities and reduced labor efficiency, despite a large reduction in the Company's direct labor workforce. In addition to these factors, gross profit margin was negatively impacted by higher material content to sales and additional warranty expense.

Selling, general and administrative ("S,G&A") expenses decreased to $3,105,000 in the second quarter of the current fiscal year from $3,745,000 in the comparable prior year period. As a percent to sales, S,G&A increased to 39% from 24% last year. The reduction in expenses resulted from cost control measures implemented in response to the sharp decline in sales, coupled with selected layoffs of indirect employees. In addition, during the second quarter of the prior fiscal year, S,G&A included expenses of $265,000 relating to the former corporate office in Erie, Pennsylvania. This office was closed during the second quarter of the prior year.

During the first quarter of the current fiscal year, the Company reduced its workforce by 109 positions in response to the steep downturn in sales and recorded a restructuring charge for severance costs. In the second quarter, a restructuring charge was taken for the elimination of an additional 22 positions and the consolidation of the Tempe, Arizona service center into the Chandler, Arizona facility of CSI. The current quarter charge for these actions was $296,000. In the prior year's second quarter, a restructuring of $290,000 was recorded for the closure of the Erie, Pennsylvania corporate office and other related expenses.

Research, development and engineering expenses increased 31% to $1,072,000, or 13.3% of sales, for the current quarter, from $821,000, or 5.3% of sales, for the comparable prior year period. These higher expenditures reflect increased new product development charges to support current and anticipated future sales. Despite the current industry downturn, the Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue at approximately the same level in subsequent periods.

Interest income and interest expense were essentially unchanged for the comparable periods. A domestic bank borrowing was paid off during the second quarter of the prior fiscal year that reduced interest expense compared to the current period.

A loss from continuing operations before income taxes of $3,944,000 was recorded for the current period, as compared to income from continuing operations of $1,578,000 for the corresponding prior year period. Income tax benefit was provided for at a 32% rate for the second quarter, compared to a provision of 39% for the prior year. The tax rate in both periods is unfavorably impacted by the non-deductibility of goodwill amortization.

The Company sold its Autoclave Engineers Group on September 22, 1995 and recorded a gain on sale of $1,454,000, net of tax provision of $1,011,000, during the second quarter of the prior year. In addition, income from this discontinued operation of $146,000 was realized in the prior year period.

A net loss of $2,658,000, or $.61 per share, was recorded for the current fiscal second quarter as compared to net income of $2,568,000, or $.58 per share, for the prior year period.


SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 2, 1995

Sales from continuing operations for the six-month period ending November 30, 1996 decreased 30% to $21,290,000, from $30,569,000 for the comparable prior year period. This sales decline is attributable to the industry downturn that started approximately the middle of 1996 and intensified as the year progressed. Since the Company primarily sells to the manufacturers of semiconductor processing equipment; its sales are directly related to activity levels within this industry segment. In addition, the Company's major customers have been aggressively reducing levels of inventory, which has had a further negative impact on sales. Lastly, the Company has a very limited backlog, because of a short production cycle, which accentuates fluctuations in order rates. Sales of gas distribution systems, through CSI, were down sharply for the six month period because of reduced capital spending by a major semiconductor manufacturer, which represents a significant portion of CSI's business. The downturn in the semiconductor equipment market has been worldwide and, as such, has negatively impacted both domestic and international sales of the Company.

Gross profit margins decreased to 23% for the current six month period from 40% last year, primarily because of the rapid and steep decline in the Company's sales. This, in turn, has resulted in under utilization of fixed overhead and reduced labor efficiency. In addition to these factors, gross profit margin was adversely impacted by higher material usage and additional warranty expense.

Selling, general and administrative (S,G&A) expenses decreased 14% to $6,364,000 for the six month period, but climbed as percent of sales to 30% for the current period from 24% last year because of the sharp decline in the Company's sales. Lower S,G&A expenses for the current period primarily resulted from closure, last fiscal year, of the Company's Erie, Pennsylvania corporate office. For the prior year's six month period, expenses associated with the former corporate office were $822,000. Also contributing to lower expense levels for the current period were certain cost reduction actions and select layoffs of indirect employees.

A restructuring charge of $558,000 was incurred during the first half of the current fiscal year for severance related expenses and costs associated with the consolidation of facilities. In last year's comparable period, a restructuring charge of $373,000 was recorded for employee severance expense, legal fees and other expenses associated with the closure of the Erie corporate office.

Research, development and engineering expenses increased 24% for the comparative six month period reflecting new product development efforts and higher staffing levels in this area. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue at approximately the same level for subsequent periods.

Interest income increased to $410,000 from $278,000 the prior year because of higher cash balances resulting from the divestiture of Autoclave Engineers Group in fiscal 1996. Interest expense declined for the comparative period because of lower levels of borrowing outstanding as all domestic credit facilities were repaid during the second quarter of the prior fiscal year.

A loss from continuing operations before income taxes of $3,759,000 was sustained in the current six month period, primarily because of the precipitous decline in the Company's sales level. For last year's comparable period, income from continuing operations before income taxes was $2,854,000. The tax benefit for the current period was provided for at a 32% rate versus a tax provision of 41% for the prior year period. The tax rate in both periods was negatively effected by the non-deductibility of goodwill amortization.

The Company sold its Autoclave Engineers Group on September 22, 1995 and recorded a gain on sale of $1,454,000, net of tax provision of $1,011,000, during the second quarter of the prior fiscal year. In addition, income from this discontinued operation of $750,000 was recorded in the prior year.

A net loss of $2,556,000, or $.58 per share, was recorded for the current six month period as compared to net income of $3,888,000, or $.87 per share, for the comparable prior year period.

FINANCIAL CONDITION

On June 3, 1996, the Company acquired all of the outstanding shares of CSI for $1,200,000 cash and 289,000 shares of Company stock valued at $3,977,000. Prior to the acquisition, the Company had advanced cash to CSI of $1,025,000.

Cash flow was a negative $482,000 for the six month period ended November 30, 1996. The negative cash flow was considerably less than the accounting loss of $2,556,000 for the period largely due to substantial net reductions of accounts receivable and, to a lesser extent, a decrease in inventory, net of inventory acquired with the CSI purchase. However, the positive impact of the reduction in receivables and inventories was partially offset by cash used to reduce accounts payable and the net cash used to acquire CSI.

Accounts receivable declined from $10,179,000 as of May 31, 1996 to $5,870,000 as of November 30, 1996 due to vigorous collection efforts and a decline in replacement receivables due to lower sales. Income taxes payable of $1,141,000, as of May 31, 1996, were eliminated and replaced with income taxes refundable of $859,000, as of November 30, 1996, due to the loss incurred for the period and the capability to deduct such losses against prior years' income via tax loss carryback provisions.

Cash and cash equivalents were $14,090,000 as of November 30, 1996. The Company's only debt outstanding is a Japanese Yen denominated credit facility through the Company's Japanese subsidiary for approximately $1,800,000. During the prior fiscal year, the Company entered into a $5 million unsecured credit facility with a major domestic bank. The Company can use any portion of the credit facility for letters of credit and has utilized approximately $2 million for such purpose. No borrowings were outstanding at the end of the current quarter under this credit facility. The Company expects that its current cash resources will be adequate to fund the Company's anticipated near-term capital requirements.


FORWARD-LOOKING STATEMENT

This quarterly report on Form 10-Q contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will not lose a significant customer or customers or experience further reductions of demand or rescheduling of purchase orders that have occurred because of the severe downturn in the semiconductor equipment industry, that the Company's products will remain accepted within their respective markets and will not be replaced by new technology, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will be successful in integrating the operations of its Control Systems, Inc. subsidiary with the rest of its operations, and that the Company will retain key technical and management personnel, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are within a single industrial segment and are dependent on a few large customers. This concentration on a single market and limited customer base subject the Company to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11.1   -   Computation of Earnings per Share

                      27     -   Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES



                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNIT INSTRUMENTS, INC.
                                     -----------------------------------
                                     Registrant



Date:  January 10, 1997              /S/ Michael J. Doyle
                                     --------------------

                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  January 10, 1997              /S/ Gary N. Patten
                                     ------------------

                                     Gary N. Patten
                                     Chief Financial Officer