Form 10-Q
period 1997-03-01
UNIT INSTRUMENTS INC
filed 1997-04-02
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   March 1, 1997

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


      Registrant's telephone number, including area code: (714) 921-2640





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes XXX   No
                                                    ---      ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Classes                    Outstanding at March 20, 1997:
      ---------------------------          ------------------------------
       Common Stock $.15 Par Value                    4,372,103

================================================================================

                            UNIT INSTRUMENTS, INC.

                                    INDEX

                                                                   Page No.
                                                                   --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets............................       3-4
March 1, 1997 and May 31, 1996

Condensed Consolidated Statements of Operations..................       5
Three months and nine months ended March 1, 1997
and March 2, 1996

Condensed Consolidated Statements of Cash Flows..................       6
Nine months ended March 1, 1997 and March 2, 1996

Notes to Condensed Consolidated  Financial Statements............       7-8

Management's Discussion and Analysis of..........................       9-12
Financial Condition and Results of Operations



Part II.    Other Information

Item 6      Exhibits and Reports on Form 8-K.....................      13-15

PART I.   FINANCIAL INFORMATION



                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of March 1, 1997 and May 31, 1996
                            (amounts in thousands)
                                  (unaudited)



                                                           March 1, 1997   May 31, 1996
                                                           -------------   ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                                  $12,868        $14,572
      Accounts and notes receivable                                6,866         10,179
      Inventories                                                  9,672          9,709
      Income taxes refundable                                        713            -0-
      Deferred taxes                                               1,042          1,042
      Prepaid expenses and other                                     449            191
                                                                 -------        -------
              Total current assets                                31,610         35,693

Property, plant and equipment, at cost:
      Buildings and improvements                                   5,287          5,096
      Machinery and equipment                                     14,135         11,732
                                                                 -------        -------
                                                                  19,422         16,828
      Accumulated depreciation and amortization                    9,120          7,267
                                                                 -------        -------
                                                                  10,302          9,561
      Construction in progress                                        41            662
                                                                 -------        -------
Net property, plant and equipment                                 10,343         10,223

Goodwill, net of accumulated amortization of
    $2,137 and $1,723, respectively                                8,715          4,338
Deferred taxes                                                       249            249
Other assets                                                       1,136          2,277
                                                                 -------        -------
                                                                 $52,053        $52,780
                                                                 =======        =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of March 1, 1997 and May 31, 1996
                            (amounts in thousands)
                                  (unaudited)


                                                           March 1, 1997    May 31, 1996
                                                           --------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $ 2,008         $ 1,969
      Accrued compensation and benefits                            1,375           1,786
      Income taxes                                                   -0-           1,141
      Current installments on term debt                            1,691           1,845
      Other current liabilities                                    2,432           2,228
                                                                 -------         -------
             Total current liabilities                             7,506           8,969

Deferred income taxes                                                343             -0-
Other long-term liabilities and deferred credits                     709             587
                                                                 -------         -------
             Total liabilities                                     8,558           9,556

Shareholders' equity:
  Common stock, $.15 par value; authorized shares:                   656             613
        12,000,000; issued shares: 4,372,103 as of
        March 1, 1997 and 4,090,146 as of
        May 31, 1996
  Additional paid-in capital                                      23,047          19,247
  Retained earnings                                               20,216          23,673
  Foreign currency translation                                      (424)           (309)
   adjustment                                                    -------         -------
     Total shareholders' equity                                   43,495          43,224
                                                                 $52,053         $52,780
                                                                 =======         =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        March 1, 1997 and March 2, 1996
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                            -------------------------   -------------------------
                                                              03/01/97      03/02/96      03/01/97      03/02/96
                                                            ----------    ----------    ----------    ----------
Net sales                                                   $    9,624    $   17,232    $   30,914    $   47,801
Operating costs and expenses:
    Cost of goods sold                                           7,499        10,563        23,976        28,867
    Selling and administration                                   2,742         3,391         9,106        10,828
    Restructuring costs                                            -0-           -0-           558           373
    Research, development and engineering                          862           985         3,064         2,762
                                                            ----------    ----------    ----------    ----------
           Operating income (loss)                              (1,479)        2,293        (5,610)        4,971

Interest income                                                    219           191           629           469
Interest expense                                                   (15)          (12)          (41)          (93)
Other income (expense), net                                        (48)          (46)          (60)          (67)
                                                            ----------    ----------    ----------    ----------
Income (loss) from continuing operations
   before income taxes                                          (1,323)        2,426        (5,082)        5,280
Provision (benefit) for income taxes                              (423)          942        (1,626)        2,112
                                                            ----------    ----------    ----------    ----------
Income (loss) from continuing operations                          (900)        1,484        (3,456)        3,168

Discontinued operations:
  Income from discontinued operations net of income
       tax provision of $521 for the nine month
       period ended March 2, 1996                                  -0-           -0-           -0-           750
  Gain on disposal net of income tax provision
      of $1,011 for the nine month period ended
      March 2, 1996                                                -0-           -0-           -0-         1,454
                                                            ----------    ----------    ----------    ----------
Net income (loss)                                           $     (900)   $    1,484    $   (3,456)   $    5,372
                                                            ==========    ==========    ==========    ==========

Per common share:
    Income (loss) from continuing operations                    $(0.21)        $0.34        $(0.79)   $     0.72
    Income from discontinued operations                            -0-           -0-           -0-          0.49
                                                            ----------    ----------    ----------    ----------
Net income (loss) per share                                     $(0.21)        $0.34        $(0.79)   $     1.21
                                                            ==========    ==========    ==========    ==========

Average shares used in computing earnings per share          4,370,000     4,318,000     4,376,000     4,420,000
                                                            ==========    ==========    ==========    ==========

Dividends per share                                               $.00          $.00          $.00    $      .06
                                                            ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Nine Months Ended March 1, 1997 and March 2, 1996
                            (amounts in thousands)
                                  (unaudited)

                                                                  Nine  Months  Ended
                                                                -----------------------
                                                                 03/01/97     03/02/96
                                                                ---------    ---------
Cash Flows from Operating Activities:
  Net income (loss)                                             $  (3,456)   $   5,372
    Adjustments to reconcile net income to
    net cash provided from operating activities:
         Depreciation and amortization                              2,341        1,530
         Deferred income taxes                                         (1)         692
         Gain on disposal of assets                                    (1)         -0-
    Gain on sale of business                                           -0-      (1,454)
    Changes in assets and liabilities net of effect of
         businesses sold and acquired:
           Accounts receivable                                      4,673       (1,008)
           Inventories                                              1,912       (2,457)
           Prepaids and other assets                                 (187)         (49)
           Accounts payable and accrued liabilities                (1,880)      (1,088)
           Income taxes                                            (1,854)         531
           Other liabilities                                           60          150
                                                                ---------    ---------
Net cash flow provided from operating activities                    1,607        2,219

Cash Flows from Investing Activities:
    Capital expenditures                                             (913)      (4,156)
    Net cash paid for acquisition of Control Systems, Inc.         (1,127)          -0-
    Proceeds from asset sales                                          16           -0-
    Change in short-term investments                                   -0-       4,919
    Net cash proceeds from sale of business                            -0       12,526
                                                                ---------    ---------
Net cash provided from (used in) investing activities              (2,024)      13,289
Cash Flows from Financing Activities:
    Payments on long-term debt                                       (254)        (453)
    Change in short-term borrowings, net                             (783)        (963)
    Cash dividends paid                                               -0-         (517)
    Note receivable from sale of business                             -0-         (750)
    Purchase of company common stock                                 (250)      (2,584)
    Stock option exercise, related tax benefit and other              116          338
                                                                ---------    ---------
Net cash (used in) financing activities                            (1,171)      (4,929)
Effect of exchange rate changes on cash and cash equivalents         (116)        (197)
                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents               (1,704)      10,382

Cash and cash equivalents at beginning of year                     14,572        4,465
                                                                ---------    ---------
Cash and cash equivalents at end of year                        $  12,868    $  14,847
                                                                =========    =========
Supplemental disclosure of cash flow information:
  Interest paid                                                 $      41    $      93
  Income tax paid, net of refunds                               $     231    $   3,952

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at March 1, 1997 and May 31, 1996, and the results of its operations for the three month and nine month periods ended March 1, 1997 and March 2, 1996. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1996.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.


2.   Inventories

     Inventories at March 1, 1997 and May 31, 1996 consisted of the following:

                                  March 1, 1997   May 31, 1996
                                  -------------   ------------

     Raw materials                    $5,961         $6,514
     Work in process                   2,384          2,313
     Finished goods                    1,327            882
                                      ------         ------

        Total inventories             $9,672         $9,709
                                      ======         ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company stock valued at $3,977,000. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month and nine month periods ended on March 1, 1997. A Current Report on Form 8-K was filed on July 1, 1996 reporting this transaction.

     Also, a supplemental Current Report on Form 8K/A was filed on August 14, 1996 which provided financial statements and pro forma regarding the acquisition.

     The unaudited combined results of operations of the Company and CSI for the three month and nine month periods ended March 2, 1996, after giving effect for certain pro forma adjustments, are as follows:

                                                    Three Months Ended   Nine Months Ended
                                                          03/02/96            03/02/96
                                                          --------            --------

          Net sales                                     $20,134,000         $56,058,000
          Income from continuing operations               1,402,000           3,119,000
          Net income                                      1,402,000           5,323,000

          Pro forma per share data
          Income from continuing operations             $      0.30         $      0.66
          Net income                                    $      0.30         $      1.13

     The foregoing unaudited pro forma results reflect three months and nine months amortization of goodwill with an initial carrying value of $4,790,000, resulting from the acquisition of CSI. The Company has determined that the goodwill has an estimated 12-year life and, for purposes of the pro forma adjustments, a 12-year amortization period has been used.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 1, 1997 COMPARED TO THREE MONTHS ENDED MARCH 2, 1996

Sales from continuing operations for the third fiscal quarter ended March 1, 1997 decreased 44% to $9,624,000 from $17,232,000 for the comparable prior year period. This sales decline resulted from lower industry-wide semiconductor equipment orders and shipments. Semiconductor fabrication tools are the primary application for the Company's mass flow controllers (MFCs) and the Company's primary channel of distribution is through the manufacturers of semiconductor processing equipment (OEMs). These OEMs have reported lower sales and a precipitous decline in new orders over the past several quarters. In addition, the OEMs have implemented aggressive inventory reduction programs that have further reduced demand for the Company's products. Also impacted during the quarter were sales of gas distribution systems through CSI because of reduced capital spending by a major semiconductor manufacturer, which represents a substantial portion of CSI's business. The decline in industry activity levels impacted both the Company's domestic and international sales for the period. However, during the third quarter, the Company experienced stronger order activity as compared to the previous quarter. Because the Company only maintains a few weeks of backlog, it is difficult to forecast future sales, but recent order rates would indicate an upward trend.

Gross profit margin declined to 22% for the current quarter from 38% for the third fiscal quarter last year. The sharply lower gross profit margin primarily resulted from the corresponding rapid and steep decline in the Company's sales. This resulted in under utilization of manufacturing facilities and reduced labor efficiency, despite a large reduction in the Company's direct labor workforce.

Selling, general and administrative ("S,G&A") expenses decreased to $2,742,000 in the third quarter of the current fiscal year from $3,391,000 in the comparable prior year period. As a percent to sales, S,G&A increased to 29% from 20% last year. The reduction in expenses resulted from cost control measures implemented in response to the sharp decline in sales, coupled with selected layoffs of indirect employees.

Research, development and engineering expenses ("R&D") decreased by 13% to $862,000, or 9% of sales, for the current quarter, from $985,000, or 6% of sales, for the comparable prior year period. The reduction in R&D expenses was minimized in order to maintain current capabilities of future product development and sustaining engineering. Despite the current industry downturn, the Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue at approximately the same level in subsequent periods.

Interest income and interest expense increased slightly from the prior year comparable periods.

A loss from continuing operations before income taxes of $1,323,000 was recorded for the current period, as compared to income from continuing operations of $2,426,000 for the corresponding prior year period. Income tax benefit was provided for at a 32% rate for the third quarter, compared to a provision of 39% for the prior year. The tax rate in both periods is unfavorably impacted by the non-deductibility of goodwill amortization.

A net loss of $900,000, or $.21 per share, was recorded for the current fiscal second quarter as compared to net income of $1,484,000, or $.34 per share, for the prior year period.


NINE MONTHS ENDED MARCH 1, 1997 COMPARED TO NINE MONTHS ENDED
MARCH 2, 1996

Sales from continuing operations for the nine-month period ending March 1, 1997 decreased 35% to $30,914,000, from $47,801,000 for the comparable prior year period. This sales decline is attributable to the industry downturn that started approximately the middle of 1996 and intensified as the year progressed before leveling off towards the end of 1996. Since the Company primarily sells to the manufacturers of semiconductor processing equipment, its sales are directly related to activity levels within this industry segment. In addition, the Company's major customers have been aggressively reducing levels of inventory, which has had a further negative impact on sales. Lastly, the Company has a very limited backlog, because of a short production cycle, which accentuates fluctuations in order rates. Sales of gas distribution systems, through CSI, were down sharply for the nine month period because of reduced capital spending by a major semiconductor manufacturer, which represents a significant portion of CSI's business. The downturn in the semiconductor equipment market has been worldwide and, as such, has negatively impacted both domestic and international sales of the Company. However, recent order activity indicates that sales in the near future may improve from the recent depressed levels.

Gross profit margins decreased to 23% for the current nine month period from 40% last year, primarily because of the rapid and steep decline in the Company's sales. This, in turn, has resulted in under utilization of fixed overhead and reduced labor efficiency. In addition to these factors, gross profit margin was negatively impacted by higher warranty expense, which is attributable to higher customer returns and fastener replacement on certain model MFCs.

Selling, general and administrative (S,G&A) expenses decreased 16% to $9,106,000 for the nine month period, but climbed as percent of sales to 30% for the current period from 23% last year because of the sharp decline in the Company's sales. Lower S,G&A expenses for the current period primarily resulted from closure, last fiscal year, of the Company's Erie, Pennsylvania corporate office. For the prior year's comparable period, expenses associated with the former corporate office were $822,000. Also contributing to lower expense levels for the current period were certain cost reduction actions and select layoffs of indirect employees.

A restructuring charge of $558,000 was incurred during the first half of the current fiscal year for severance related expenses and costs associated with the consolidation of facilities. In last year's comparable period, a restructuring charge of $373,000 was recorded for employee severance expense, legal fees and other expenses associated with the closure of the Erie corporate office.

Research, development and engineering expenses increased 11% from the prior year period. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry. Accordingly, the Company anticipates that such expenses will continue at approximately the same level for subsequent periods.

Interest income increased to $629,000 from $469,000 the prior year because of higher cash balances resulting from the divestiture of Autoclave Engineers Group in fiscal 1996. Interest expense declined for the comparative period because of lower levels of borrowing outstanding as all domestic credit facilities were repaid during the second quarter of the prior fiscal year.

A loss from continuing operations before income taxes of $5,082,000 was sustained in the current nine month period, primarily because of the precipitous decline in the Company's sales level. For last year's comparable period, income from continuing operations before income taxes was $5,280,000. The tax benefit for the current period was provided for at a 32% rate versus a tax provision of 40% for the prior year period. The tax rate in both periods was negatively effected by the non-deductibility of goodwill amortization.

The Company sold its Autoclave Engineers Group on September 22, 1995 and recorded a gain on sale of $1,454,000, net of tax provision of $1,011,000, during the second quarter of the prior fiscal year. In addition, income from this discontinued operation of $750,000 was recorded in the prior year.

A net loss of $3,456,000, or $.79 per share, was recorded for the current nine month period as compared to net income of $5,372,000, or $1.21 per share, for the comparable prior year period.


FINANCIAL CONDITION

On June 3, 1996, the Company acquired all of the outstanding shares of CSI for $1,200,000 cash and 289,000 shares of Company stock valued at $3,977,000. Prior to the acquisition, the Company had advanced cash to CSI of $1,025,000.

Cash flow was a negative $1,704,000 for the nine month period ended March 1, 1997. The negative cash flow was considerably less than the accounting loss of $3,456,000 for the period largely due to substantial net reductions of accounts receivable and, to a lesser extent, a decrease in inventory, net of inventory acquired with the CSI purchase. However, the positive cash flow impact of the reduction in receivables and inventories was partially offset by cash used to reduce accounts payable and the net cash used to acquire CSI.

Accounts receivable declined from $10,179,000 as of May 31, 1996 to $6,866,000 as of March 1, 1997 because of collections and a decline in replacement receivables due to lower sales. Income taxes payable of $1,141,000, as of May 31, 1996, were eliminated and replaced with income taxes refundable of $713,000, as of March 1, 1997, due to the loss incurred for the period and the capability to deduct such losses against prior years' income via tax loss carryback provisions.

Cash and cash equivalents were $12,868,000 as of March 1, 1997. The Company's only debt outstanding is a Japanese Yen denominated credit facility through the Company's Japanese subsidiary for approximately $1,800,000. During the prior fiscal year, the Company entered into a $5 million unsecured credit facility with a major domestic bank. The Company can use any portion of the credit facility for letters of credit and has utilized approximately $2 million for such purpose. No borrowings were outstanding at the end of the current quarter under this credit facility. The Company expects that its current cash resources will be adequate to fund the Company's anticipated near-term capital requirements.


FORWARD-LOOKING STATEMENT

This quarterly report on Form 10-Q contains certain forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by, or on behalf of, the Company. Any such statements are qualified by reference to the following cautionary statements.

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependency on a few large customers, reductions in demand or rescheduling of purchase orders that have occurred because of the severe downturn in the semiconductor industry, customers' desire to return product previously sold due to overstock and/or obsolescence, expenses for extended product warranty, lack of acceptance of the Company's products within their respective markets, the replacement of the Company's products with new technology, the potential change in competitive conditions within the markets served by the Company, the failure to integrate the operations of its Control Systems, Inc. subsidiary with the rest of its operations, the failure to retain key technical and management personnel, material or adverse changes in the Company's operations or business, failure to accurately anticipate demand for the Company's products and the possibility that the trend in increased business activity, as compared to recent reporting periods, will cease.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are within a single industrial segment and are dependent on a few large customers. This concentration on a single market and limited customer base subjects the Company to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit 11.1  -  Computation of Earnings per Share

           (b) No reports on Form 8-K were filed by the Company for the quarter for which this report is filed.

           (c)  Financial Data Schedule

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



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  March 28, 1997                /S/ Michael J. Doyle
                                     --------------------

                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  March 28, 1997                /S/ Gary N. Patten
                                     ------------------

                                     Gary N. Patten
                                     Chief Financial Officer