Form 10-K
period 1997-05-31
UNIT INSTRUMENTS INC
filed 1997-08-19
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                   Form 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:  May  31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  XXX   NO
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     On July 31, 1997, 4,214,323 shares of the Corporation's Common Stock, $.15 par value, were held by non-affiliates. The aggregate market value of such shares, computed by reference to the closing price of the Corporation's Common Stock on Nasdaq on July 31, 1997 was $52,152,247.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Classes                    Outstanding at July 31, 1997:
           -------                    ----------------------------
  Common Stock $.15 Par Value.......           4,431,631

                                    PART I

ITEM 1.  BUSINESS

GENERAL
-------

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

     Following the restructuring, the Company consists of one operating segment which designs, manufactures and markets mass flow controllers that are used to control the flow of process gases into semiconductor wafer fabrication chambers and other related semiconductor fabrication equipment. Also included in this segment is the design, manufacturing and marketing of ultra high purity gas isolation boxes, gas panels and valve manifold boxes for use in semiconductor wafer manufacturing processes. Wafer fabrication involves deposition, etching and stripping processes that each require the introduction of process gases that must be precisely controlled to ensure system throughput and process yields. The Company's products are marketed and sold worldwide through a direct sales force and sales representatives. Principal marketing and service centers are maintained in the United States, Ireland, Japan and Korea.

ACQUISITION OF CONTROL SYSTEMS, INC.
------------------------------------

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996. CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. CSI, based in Rio Rancho, New Mexico, is operated as a wholly-owned subsidiary of the

Company. The acquisition of CSI was accounted for as a purchase with consideration of $1.2 million in cash and 289,000 shares of Common Stock valued at approximately $4.0 million. This acquisition resulted in the recording of goodwill of approximately $4.8 million.

DISCONTINUED OPERATIONS
-----------------------

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

PRODUCTS
--------

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

     Unit's mass flow controllers measure gas (or mass) flow by channeling a small portion of the gas into a capillary tube that produces a thermal differentiation. This thermal difference is measured by a sensor that feeds the signal information to a control circuit that adjusts the internal valve to either increase or decrease gas flow. Accuracy, speed of response, repeatability and particle generation are the key technical criteria the industry uses in evaluating MFCs.

     The Company primarily produces two types of MFCs: elastomer and all-metal seal. Elastomer MFCs incorporate many of the same subassemblies as all-metal seal products, but use less costly organic or elastomer seals that are typically used in less process sensitive applications. All metal MFCs incorporate metal seals exclusively and are typically used in more demanding process control environments.

     The Company introduced an expanded line of mass flow controllers during fiscal 1997. These new products include analog/digital MFCs, full digital MFCs that are compliant with the Device Net protocol, two new models of MFCs that are specially designed for use with Safe Delivery Source ("SDS") for ion implant processes, and a "mini" MFC that has a reduced footprint.

     The Company has been developing a modular gas delivery system for the past several years and during the latter part of 1997, several prototype ("Z-Bloc") systems were delivered for evaluation. The Z-Bloc system features down-ported components that are mounted with Unit's proprietary Z-Seal metal seals on machined blocks, reducing the gas box size and providing significantly easier maintenance than conventional "welded" gas delivery systems.

     Through CSI, the Company designs, manufacturers and markets ultra high purity gas delivery systems. These products include valve manifold and gas distribution boxes, custom gas distribution systems and gas panels.

     Customer service is provided through four domestic and nine international service centers. MFCs and related parts and service represented over 85% of Unit's sales for fiscal 1997, 1996 and 1995.

MARKETING AND CUSTOMERS
-----------------------

     The Company markets its MFCs directly to a well-defined group of original equipment manufacturers ("OEMs") of wafer fabrication and related process equipment. In addition, the Company markets directly to the semiconductor manufacturers ("end users") who purchase directly from the Company for spares and replacement MFCs. Additionally, end users can "nominate" a particular MFC supplier when purchasing fabrication equipment from the OEMs. The Company believes this "pull through" effect by the end users is an important element in determining market share in the industry. OEMs accounted for approximately 50% of total MFC related Company sales in fiscal 1997, with the balance attributable to end users and service activities.

     Unit primarily markets its products through a domestic direct sales force augmented by manufacturer representatives. Internationally, Unit markets through a direct sales force, manufacturer representatives and distributors.
The Company has seven domestic and five international sales offices. In addition to direct sales efforts, the Company utilizes regular participation in trade shows, frequent advertising in trade journals, and placement of evaluation units to market its products. The Company also works with existing and potential customers in prototype development efforts for "next generation" equipment applications.

     For fiscal year 1997, Applied Materials Inc. accounted for 25% of Unit's total sales and Lam Research Corporation accounted for 11% of total sales.

     Export and international sales were approximately 19%, 17% and 17% of total sales in fiscal 1997, 1996 and 1995, respectively. However, the Company believes that a substantial portion of domestic product shipments to OEMs are subsequently shipped to end users outside of the United States.

BACKLOG
-------

     The Company's backlog at May 31, 1997 was approximately $2.0 million, compared to backlog at May 31, 1996 of approximately $3.5 million. General industry practice allows for orders to be rescheduled or canceled without significant penalty. Most customer orders in backlog are deliverable within one to four weeks and, accordingly, the Company's backlog at any given date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING AND SUPPLIERS
---------------------------

     Unit designs, manufactures and assembles precision components at its own facilities but also relies on third-party suppliers for various machined parts and electronic subassemblies. All final assembly activity is performed in cleanrooms. Unit has five manufacturing facilities: the main facility in Yorba Linda, California, two smaller facilities in Japan and Ireland, facilities in Rio Rancho, New Mexico, Chandler, Arizona and Austin, Texas that produce gas panel products. Customers are increasingly seeking reductions in lead-times, increases in quality and higher price/performance levels. To meet and exceed customer expectations, several manufacturing strategies have been implemented, including TQM and team benchmarking. The Company has augmented its quality focus over the past several years with the goal of reducing costs and increasing customer satisfaction. In fiscal 1995, the Company's facility in Ireland achieved registration under ISO 9002. In fiscal 1996, the Company achieved registration under ISO 9001 for its main manufacturing facility in Yorba Linda, California and in fiscal 1997 achieved registration under ISO 9001 for its service facility in Austin, Texas. ISO 9000 registration is an international quality standard that signifies that a manufacturer has appropriate controls, documentation and procedures in all significant aspects of its manufacturing operation to produce consistent high quality products. ISO 9001 is the most comprehensive level in the ISO 9000 series.

     Most materials used in the Company's products are standard items that are available from multiple sources. However, certain machined parts and raw materials are obtained from a single source or a limited number of suppliers. In addition, selected raw materials have an extended lead-time. Although the Company seeks to limit its dependency on sole or limited sources, suppliers and extended lead-times for raw materials, the partial or complete loss of these suppliers, or an abrupt increase in lead-times for raw material, could have a material adverse effect on the Company's results of operations.

     The Company's standard warranty period ranges from one to three years.

INTELLECTUAL PROPERTY
---------------------

     The Company holds various U.S. and foreign patents on certain design and functional aspects of its mass flow controllers. In addition, the Company has patent applications pending on the Z-Seal and Z-Bloc. Although the Company believes its patents have value and may potentially provide a competitive advantage, it believes the success of the business depends primarily on product innovation, technical expertise and know-how of its personnel, along with other factors. The Company has developed proprietary information relating to the design and manufacture of its products, along with the metrology of gases used in the IC manufacturing process. There can be no assurance that competitors will not independently develop substantially equivalent or superior proprietary information.

COMPETITION
-----------

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

PRODUCT DEVELOPMENT
-------------------

     The Company is a leader in the development of mass flow controllers and peripheral accessories. The Company's product development activities are focused on enhancing existing products and developing new products that will successfully compete on the basis of performance, reliability and pricing. A variety of engineering skills are required in the development of the Company's products, including mechanical, thermal dynamics, electrical, gas metrology, sensor technology and software development. Certain skills that are outside the Company's core technical competencies, or augment internal expertise, are acquired through consulting engineers. The Company has 43 full-time employees dedicated to research and development activities.

     For fiscal 1997, 1996 and 1995, the Company spent $4,035,000, $3,757,000 and $2,871,000, respectively, for research, development and engineering activities.

INVENTORY AND WORKING CAPITAL
-----------------------------

     The Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers and to buffer against extended lead-times for certain raw materials. The Company does not provide extended payment terms to its customers. Returns for customer convenience are not allowed by the Company.

ENVIRONMENTAL COMPLIANCE
------------------------

     The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. These findings have been reported to the appropriate authorities and the Company has established a reserve of $661,000 for estimated costs of further investigation and potential remediation related to the matter. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations. See Note 13 of Notes to Consolidated Financial Statements.

     The Company's facilities are subject to federal, state and local authorities' environmental control regulations. In the opinion of management, compliance with these laws and regulations has not had, and will not have, a material effect upon the capital expenditures, earnings and competitive position of the Company.

EMPLOYEES
---------

     At May 31, 1997, the Company and its subsidiaries had 403 employees, of which 273 were in manufacturing and service support, 49 in marketing, sales and applications engineering, 43 in research, development and engineering and 38 in finance and administration. As of the end of fiscal 1997, the Company had 341 employees in the United

States, 35 in Europe and 27 in the Pacific Rim. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS
------------------

     The executive officers of Unit Instruments, their ages and position with the Company as of May 31, 1997 are as follows:

NAME                        AGE       POSITION
----                        ---       --------
Michael J. Doyle            44        President and Chief Executive Officer
John E. Lamirande           41        Vice President, Manufacturing
John W. Leggat              54        Vice President, Sales and Marketing
Gary N. Patten              50        Vice President, Chief Financial Officer and Secretary
Michael Saloka              58        Vice President, Industrial/Medical
Kathryn S. Tricoli          50        Vice President, Human Resources
Nelson Urdaneta             47        Vice President, Engineering

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

     Mr. Saloka has served as Vice President, Industrial and Medical since April, 1997. He was Vice President, International from June, 1995 to April, 1997. From 1987 to 1995, he served as Vice President, Finance while it was a wholly-owned subsidiary of Autoclave Engineers, Inc. From 1983 to 1987, he was Director of Internal Audit at Knott's Berry Farm, a theme park.

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


ITEM 2.  PROPERTIES

     The Company maintains its headquarters and principal manufacturing facility in a leased 82,000 square foot building in Yorba Linda, California. The lease on this facility expires in 2006 and provides for a 5-year renewal option. The Company owns a 7,000 square foot manufacturing facility in Dublin, Ireland; leases a 2,700 square foot manufacturing facility in Tokyo, Japan; has four leased service centers in San Jose, California, Chandler, Arizona, Dallas and Austin, Texas. The Company's CSI subsidiary has a manufacturing and administration facility in Rio Rancho, New Mexico and also manufactures in the aforementioned Chandler, Arizona and Austin, Texas facilities. Internationally, Unit has leased service centers in Kyusha Island and Osaka, Japan; Sungnam, Korea and Munich, Germany.

     The Company believes that the existing facilities are generally suitable and adequate for its business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has filed suit against six suppliers of zinc-plated fasteners in July, 1997 in Superior Court of the State of California for the County of Orange. The Company is seeking actual and consequential damages to be determined. The suit alleges that Unit was shipped a defective batch of fasteners that failed in MFC products.

     The Company is not involved in any other legal proceedings as of May 31, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

COMMON EQUITY MARKET DATA
-------------------------

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: UNII. High and low closing prices for the Company's Common Stock, as reported on Nasdaq, and cash dividends paid per share, for the fiscal quarters indicated, were as follows:

                                                                                          Dividends
               Period                           High                 Low                     Paid
               ------                           ----                 ---                     ----
    1996       First Quarter                   $17.625              $11.500                  $0.060
               Second Quarter                   19.250               10.625                   0.060
               Third Quarter                    15.250               11.625                      --
               Fourth Quarter                   15.500               11.875                      --

    1997       First Quarter                   $14.500              $ 8.625                      --
               Second Quarter                   10.625                8.250                      --
               Third Quarter                    10.625                8.125                      --
               Fourth Quarter                    9.625                7.250                      --

     The Company had 335 holders of record of its Common Stock on May 31, 1997. Based on the information available to the Company, there are approximately 1,360 beneficial shareholders. The Company suspended its regular quarterly dividends in fiscal 1996 and does not anticipate resuming cash dividend payments in the foreseeable future.

                                    PART II

ITEM 6.   SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
(amounts in thousands, except  per share data)
-----------------------------------------------------------------------------------------------------------------
YEARS ENDED MAY 31,                        1997            1996           1995           1994            1993
-----------------------------------------------------------------------------------------------------------------
Net sales                                 $43,271         $65,568        $48,256        $33,141         $23,965
Income (loss) from continuing
  operations before cumulative
  effect of accounting change              (4,308)          4,778            705           (212)         (1,610)
Discontinued operations:
  Income, net                                  --             750          1,334          1,186           1,715
  Gain on disposal, net                        --           1,454            963             --              --
Net income (loss)                          (4,308)          6,982          3,002          1,198             105
                                          ---------------------------------------------------------------------

Earnings per share:
Income (loss) from continuing
  operations before cumulative
  effect of accounting change             $ (0.99)        $  1.09        $  0.16        $ (0.05)        $ (0.38)
Discontinued operations                        --            0.50           0.53           0.28            0.40
Net income (loss)                           (0.99)           1.59           0.69           0.28            0.02
                                          ---------------------------------------------------------------------
Cash dividends declared per share              --         $  0.06        $  0.24        $  0.24         $  0.24
Average shares used in computing
  earnings per share                        4,375           4,393          4,340          4,268           4,233

MAY 31,                                      1997            1996           1995           1994            1993
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                           $23,696         $26,724        $27,573        $25,128         $26,210
Total assets                               50,964          52,780         51,902         58,250          61,823
Long-term debt                                 58              --            453            952           1,417
Shareholders' equity                       42,661          43,224         38,478         37,721          38,087
-----------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

                                                                  Operating Percentages
                                                         ---------------------------------------
                                                           1997             1996           1995
                                                         --------         -------        -------
Net sales                                                  100.0%          100.0%         100.0%
Cost of net sales                                           77.6%           60.2%          62.2%
Selling, general and administrative                         28.5%           22.2%          27.6%
Restructuring costs                                          1.3%            0.6%           2.5%
Research and development                                     9.3%            5.7%           5.9%
Income (loss) from operations                              (16.7%)          11.2%           1.7%
Income (loss) from continuing operations                   (10.0%)           7.3%           1.5%
Discontinued operations                                      0.0%            3.4%           4.8%
Net income (loss)                                          (10.0%)          10.6%           6.2%


1997 COMPARED TO 1996
---------------------

     Sales from continuing operations for fiscal 1997 decreased 34% to $43.3 million from $65.6 million in fiscal 1996. Management believes that this sales decline is mainly attributable to the industry downturn that started approximately in the middle of 1996, and that the downturn appeared to bottom out near the end of calendar year 1996. Since that time, the Company has experienced a slow recovery in sales activity from the depressed business levels of late 1996.

     The Company primarily sells to original equipment manufacturers ("OEMs") that supply equipment used for the production of semiconductors. Therefore, the downturn in the semiconductor equipment industry had a strong negative impact on the Company's sales. As the market weakened, the Company's OEM customers immediately and substantially reduced their purchases of MFCs. Some OEMs began to liquidate their inventories of MFCs which exacerbated the effect the industry downturn had on the Company's sales volume. In addition, the Company generally has a limited backlog due to a short production cycle which accentuates fluctuations in order rates. The reduction in sales was partially offset by sales generated from CSI, which was acquired on June 3, 1996 (fiscal 1997) of approximately $5.1 million. Sales of CSI's gas distribution systems were also lower than expected due mainly to a reduction in capital spending by CSI's largest customer. The downturn in the semiconductor equipment market has been worldwide and has had a negative impact on both domestic and international sales of the Company.

     The gross profit margin for fiscal 1997 was 22.4% as compared to 39.8% in the prior year. This reduction can be attributed to the large decrease in production due to substantially lower sales volume. The reduction in production reduced overhead absorption rates and labor efficiency thereby negatively impacting the gross profit margin. Substantial layoffs in the production departments were made as a result of the reduced volumes and organization and cost cutting measures were implemented in response to the downturn.

     Selling, general and administrative expenses for fiscal 1997 decreased by 15.4% from fiscal 1996. However, as a result of the reduced sales volume, these expenses as a percent of sales for fiscal 1997 increased to 28.5% of sales as compared to 22.2% in the prior year. The expenses were reduced by restructuring some functions, reducing the workforce and reducing costs.

     A restructuring charge of $558,000 was incurred in fiscal 1997 for severance related expenses and costs associated with the consolidation of facilities. In fiscal 1996, a restructuring charge of $373,000 was recorded for employee severance expense, legal fees and other expenses associated with the closure of the Erie, Pennsylvania corporate office.

     Research, development and engineering expenses for fiscal 1997 increased by 7.4% over fiscal 1996. As a percent of sales, such expenses increased to 9.3% from 5.7% in fiscal 1996. The Company is committed to a strong research and engineering function, hence these expenses were not reduced in response to the change in sales activity. The Company believes that the continued timely development of new products and enhancement of existing products is essential to maintaining and increasing its competitive position.

     Interest income increased to $822,000 in fiscal 1997 from $690,000 in fiscal 1996 because the cash balances from the sale of AEG were available for the entire fiscal year.

     A loss from continuing operations before income taxes of $6.5 million was incurred in fiscal 1997 compared to income from continuing operations before income taxes of $7.8 million in fiscal 1996. This $14.3 million reduction in operating earnings, before income taxes, is almost entirely due to the reduction of $22.3 million of sales from fiscal 1996 to fiscal 1997.

     An income tax benefit on continuing operations was provided for at a rate of 34.0% for fiscal 1997. Income tax expense was provided for at a rate of 38.7% for fiscal 1996 on continuing operations. Both rates are negatively effected by the non-deductibility of goodwill amortization.

     A net loss of $4.3 million, or $.99 a share, was incurred for fiscal 1997. In fiscal 1996, the Company recorded income from continuing operations of $4.8 million or $1.09 a share. In fiscal 1996, income from discontinued operations resulted from Autoclave Engineers Group operations through the date of sale in September, 1995. A net gain of $1.5 million was recorded on the sale of Autoclave Engineers Group. Net income for fiscal 1996 was $7.0 million, or $1.59 per share.


1996 COMPARED TO 1995
---------------------

     Sales from continuing operations for fiscal 1996 increased 36% to $65.6 million from $48.3 million the prior fiscal year. This increase in sales was primarily the result of a strong semiconductor equipment market upturn that began during 1993. Sales of the Company's newest model metal seal MFCs grew disproportionately, while sales for older model metal seal product and elastomer MFCs grew at a much more modest rate. Identifiable international sales increased 38%, but the Company believes that a significant portion of sales made to domestic original equipment manufacturers are subsequently delivered to foreign semiconductor manufacturers.

     Cost of sales decreased to 60.2% of net sales in 1996, compared to 62.2% in 1995, primarily because of greater manufacturing overhead absorption and higher productivity. Partially offsetting this lower cost of sales percentage for the fiscal year were higher material costs because of product mix and higher costs recorded by the Company's offshore manufacturing facilities.

     Selling, general and administrative expenses decreased as a percentage of sales to 22.2% in 1996 from 27.6% in the prior fiscal year. This decrease was primarily attributable to the increased sales levels and to the closure of the former corporate office in Erie, Pennsylvania and the relocation of the corporate office function to Unit Instruments' headquarters in Yorba Linda, California.

     The Company concluded restructuring activities during the second quarter of fiscal 1996 with the sale of the Autoclave Engineers Group and the relocation of the corporate office function. Restructuring charges of $373,000 were recorded during the year, as compared to $1,230,000 recorded for fiscal 1995.

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

     Income from continuing operations before income taxes for fiscal 1996 increased to $7.8 million from $0.9 million for the prior fiscal year. This increase was attributable to several factors, including higher sales levels, lower cost of sales, lower restructuring expenses and lower administrative costs resulting from the relocation of the corporate office.

     Income taxes on continuing operations were provided for at a 38.7% rate for fiscal 1996, which was significantly higher than the prior rate of 24.8%. The fiscal 1995 tax rate was favorably impacted by modest pre-tax income and certain effects of the restructuring activities.

     Income from continuing operations advanced to $4.8 million, or $1.09 per share, for the current fiscal year from $0.7 million, or $0.16 per share in the prior fiscal year. Income from discontinued operations resulted from Autoclave Engineers Group's performance through the date of sale in September, 1995. A net gain of $1.5 million was recorded on the sale of Autoclave Engineers Group. For the prior fiscal year, a net gain of $1.0 million was recorded on the sale of Burton Corblin. Net income for fiscal 1996 was $7.0 million, or $1.59 per share, which compared favorably to fiscal 1995 results of $3.0 million, or $0.69 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In fiscal 1997, the Company generated $1.3 million in cash from its operating activities. Contributing to the cashflow were reductions of $4.5 million of receivables and $2.9 million of inventories, net of the CSI acquisition balances. Reductions in the receivables balances were due to increased collection efforts and a reduction in replacement receivables due to lower sales. Inventory reductions were a result of improved inventory management techniques facilitated by the implementation of new business systems software in November, 1996. Depreciation and amortization provided $3.1 million as a non-cash expense.

     Income taxes payable of $1.1 million as of May 31, 1996 were eliminated and replaced with income taxes refundable of $1.5 million as of May 31, 1997 due to the loss incurred for the fiscal year and the capability to deduct such losses against prior years' taxable income pursuant to the tax loss carryback provisions. Cash was used by a net loss of $4.3 million, $1.2 million reduction in accounts payable and $0.7 million reduction in accrued payroll during fiscal 1997.

     The Company used $1.4 million in fiscal 1997 for the acquisition of fixed assets and $5.2 million for such costs in the prior year. Cash, net of CSI cash balances, of $1.1 million was used to acquire CSI in addition to non-cash consideration of 289,000 shares valued at $4.0 million during fiscal 1997. CSI debt of $1.0 million was paid off immediately after the acquisition of CSI on June 3, 1997.

     The Company has a revolving credit line with a bank that provides for an overall credit limit of $5 million. There were no amounts borrowed under this agreement as of May 31, 1997. The Company also has issued a $2 million letter of credit to support a $1.7 million loan from a Japanese bank.

     The Company's financial position remains strong. As of May 31, 1997, the Company had $12.2 million of cash and equivalents and working capital of $23.7 million. The Company expects that current cash balances, available lines of credit and the anticipated cash flow from operations will be adequate to meet its near term financing needs.


FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by, or on behalf of, the Company. Any such statements are qualified by reference to the following cautionary statements.

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependency on a few large customers, cyclicality of the semiconductor equipment market, customers' desire to return product previously sold due to overstock and/or obsolescence, expenses for extended product warranty, lack of acceptance of the Company's products within their respective markets, the replacement of the Company's products with new technology, pricing pressures, the potential change in competitive conditions within the markets served by the Company, industry consolidation, the failure to integrate the operations of its Control Systems, Inc. subsidiary with the rest of its operations, the failure to retain key technical and management personnel, material or adverse changes in the Company's operations or business, failure to diversify into markets other than the semiconductor equipment markets, failure to commercialize the Z-Block gas distribution system and failure to accurately anticipate demand for the Company's products.

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

ITEM. 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Report of Independent Accountants



To the Board of Directors and Shareholders of Unit Instruments, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 51, present fairly, in all material respects, the financial position of Unit Instruments, Inc. and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Costa Mesa, California
July 11, 1997

                            UNIT INSTRUMENTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             MAY 31, 1997 AND 1996
                            (amounts in thousands)

                                                                                 1997                       1996
                                                                                 ----                       ----
ASSETS
Current assets:
  Cash and cash equivalents                                                     $12,203                    $14,572
  Accounts receivable, less reserves of $149 in 1997 and $135 in 1996             7,032                     10,179
  Inventories (Note 4)                                                            8,700                      9,709
  Income taxes refundable                                                         1,523                         --
  Prepaid expenses and other                                                        322                        191
  Deferred taxes                                                                  1,333                      1,042
                                                                                -------                    -------
Total current assets                                                             31,113                     35,693

Fixed assets, net (Note 5)                                                       10,149                     10,223
Goodwill, net of accumulated amortization of $2,275 in 1997
     and $1,723 in 1996                                                           8,577                      4,338
Deferred taxes                                                                       --                        249
Other assets                                                                      1,125                      2,277
                                                                                -------                    -------
Total                                                                           $50,964                    $52,780
                                                                                =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $ 2,290                    $ 1,969

  Accrued compensation and benefits                                               1,113                      1,786
  Income taxes  (Note 7)                                                             --                      1,141
  Current installments on term debt (Note 6)                                      1,740                      1,845
  Other current liabilities                                                       2,274                      2,228
                                                                                -------                    -------
    Total current liabilities                                                     7,417                      8,969
Deferred income taxes  (Note 7)                                                     203                         --
Other long-term liabilities and deferred credits                                    683                        587
                                                                                -------                    -------
Total                                                                             8,303                      9,556
                                                                                -------                    -------
Commitments and contingencies  (Notes 8, 12 and 13)
Shareholders' equity:
  Common stock, $.15 par value; authorized shares: 12,000,000;
      issued shares: 4,384,627 in 1997 and 4,090,146 in 1996                        658                        613
  Additional paid-in capital                                                     23,211                     19,247
  Retained earnings                                                              19,280                     23,673
  Foreign currency translation adjustment                                          (488)                      (309)
                                                                                -------                    -------
    Total shareholders' equity                                                   42,661                     43,224
                                                                                -------                    -------
                                                                                $50,964                    $52,780
                                                                                =======                    =======

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE FISCAL YEARS ENDED MAY 31, 1997, 1996 and 1995
                 (amounts in thousands, except per share data)

                                                                        1997                            1996             1995
                                                                        ----                            ----             ----
Net sales                                                            $   43,271                    $   65,568       $   48,256
Operating costs and expenses:
  Cost of goods sold                                                     33,582                        39,501           30,014
  Selling, general and administrative                                    12,337                        14,587           13,317
  Restructuring costs                                                       558                           373            1,230
  Research, development and engineering                                   4,035                         3,757            2,871
                                                                     ----------                    ----------       ----------
    Operating income (loss)                                              (7,241)                        7,350              824
Interest income                                                             822                           690              230
Interest expense                                                           (148)                         (112)            (339)
Other income (expense)                                                       39                          (132)             222
                                                                     ----------                    ----------       ----------
Income (loss) from continuing operations before
  income taxes                                                           (6,528)                        7,796              937
Provision for (benefit from) income taxes                                (2,220)                        3,018              232
                                                                     ----------                    ----------       ----------
Income (loss) from continuing operations                                 (4,308)                        4,778              705
Discontinued operations (Note 2):
   Income, net of income tax provision of $521 and
      and $1,119 in 1996 and 1995, respectively                              --                           750            1,334
   Gains on disposals, including tax provision of
      $1,011 in 1996 and tax benefit of $171 in 1995                         --                         1,454              963
                                                                     ----------                    ----------       ----------
Net income (loss)                                                    $   (4,308)                   $    6,982       $    3,002
                                                                     ==========                    ==========       ==========
Per common share:
  Income (loss) from continuing operations                           $    (0.99)                        $1.09            $0.16
  Discontinued operations:
    Income                                                                   --                          0.17             0.31
    Gain on disposal                                                         --                          0.33             0.22
Net income (loss)                                                    $    (0.99)                   $     1.59       $     0.69
                                                                     ==========                    ==========       ==========
Average shares used in computing earnings per share                   4,375,000                     4,393,000        4,340,000
                                                                     ==========                    ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MAY 31, 1997, 1996 AND 1995
                            (amounts in thousands)

                                                                                           Foreign
                                         Common    Common     Additional                   Currency
                                         Stock     Stock       Paid-In       Retained     Translation     Treasury
                                         Shares    Issued      Capital       Earnings     Adjustment        Stock       Total
                                         ------    ------     ----------     --------     -----------     --------      -----
Balance at May 31, 1994                   4,416     $662       $20,083        $16,183       $ 1,369         $(576)    $   37,721
  Net income                                                                    3,002                                      3,002
  Dividends                                                                    (1,014)                                    (1,014)
  Exercise of stock options                                        100                                         94            194
  Purchase of common stock                                                                                    (34)           (34)
  Tax benefit from stock options                                    55                                                        55
  Issuance of warrants for
   common stock                                                    175                                                       175
  Relief of foreign currency translation                                                     (1,626)                      (1,626)
  Foreign currency translation                                                                    5                            5
                                          ------    ----       -------        -------       -------         -----        -------
Balance at May 31, 1995                    4,416     662        20,413         18,171          (252)         (516)        38,478

  Net income                                                                    6,982                                      6,982
  Dividends                                                                      (258)                                      (258)
  Exercise of stock options                   67      10           386                                                       396
  Purchase of common stock                  (220)    (33)       (1,330)        (1,222)                                    (2,585)
  Tax benefit from  stock
   options                                                         268                                                       268
  Retirement of treasury stock              (173)    (26)         (490)                                       516             --
  Foreign currency translation                                                                  (57)                         (57)
                                          ------    ----       -------        -------       -------         -----        -------
Balance at May 31, 1996                    4,090     613        19,247         23,673          (309)           --         43,224

  Net (loss)                                                                   (4,308)                                    (4,308)
  Issuance of common stock
   in connection with
   acquisition of CSI (Note 15)              289      43         3,934                                                     3,977
  Exercise of stock options                   57      10           326                                                       336
  Purchase of common stock                   (51)     (8)         (356)           (85)                                      (449)
  Tax benefit from stock options                                    60                                                        60
  Foreign currency  translation                                                                (179)                        (179)
                                          ------    ----       -------        -------       -------         -----        -------
Balance at May 31, 1997                    4,385    $658       $23,211        $19,280       $  (488)        $  --        $42,661
                                           =====    ====       =======        =======       =======         ======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED MAY 31, 1997, 1996 AND 1995
                            (amounts in thousands)

                                                                        1997               1996              1995
                                                                   --------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                     $(4,308)          $ 6,982           $ 3,002
  Adjustments to reconcile net income (loss) to net cash
    provided from operating activities:
   Depreciation and amortization                                         3,145             2,023             2,850
   Deferred income taxes                                                   110              (180)             (828)
   Equity interests                                                         --                --              (758)
   Changes in assets and liabilities, net of effect of
      businesses sold and acquired:
   Accounts receivable                                                   4,507              (636)           (1,634)
   Inventories                                                           2,884            (1,269)           (2,817)
   Prepaid expenses and other                                              (69)              249               312
   Accounts payable and accrued compensation and benefits               (1,856)             (944)            4,232
   Income taxes                                                         (2,956)              469               283
   Other current liabilities                                              (162)           (1,421)              (34)
  Loss (gain) on disposal of property, plant and equipment                  (1)               --                15
  Gain on sale of business                                                  --            (1,454)             (963)
  Other                                                                     34               126               188
                                                                       -------            ------           -------
Net cash flow provided from operating activities                         1,328             3,945             3,848
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (1,366)           (5,182)           (4,548)
  Proceeds from sale of property, plant and equipment                       16                --               256
  Proceeds from sale of business, net of cash                               --            12,526             4,456
  Note receivable from sale of business                                     --              (750)               --
  Change in short-term investments                                          --             4,919            (4,998)
  Issuance of note receivable                                               --            (1,025)               --
  Net cash paid for acquired business                                   (1,127)               --                --
  Other                                                                     --               (67)               89
                                                                       -------            ------           -------
Net cash provided by (used in) investing activities                     (2,477)           10,421            (4,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                              (254)             (453)             (459)
  Change in short-term borrowings                                         (734)           (1,311)              556
  Cash dividends paid                                                       --              (517)           (1,014)
  Purchase of company common stock                                        (449)           (2,585)               --
  Stock option exercises, related tax benefits and other                   396               664               141
                                                                       -------            ------           -------
Net cash ( used in ) financing activities                               (1,041)           (4,202)             (776)
Effect of exchange rate changes on cash and cash equivalents              (179)              (57)              419
                                                                       -------            ------           -------
Net increase ( decrease ) in cash and cash equivalents                  (2,369)           10,107            (1,254)
Cash and cash equivalents at beginning of year                          14,572             4,465             5,719
                                                                       -------            ------           -------
Cash and cash equivalents at end of year                               $12,203           $14,572           $ 4,465
                                                                       -------            ------           -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                        $    59           $   112           $   339
  Income taxes paid, net of refunds                                    $   567           $ 4,493           $ 2,168

The accompanying notes are an integral part of the consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


May 31, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
--------

     The Company primarily designs, manufactures and markets mass flow controllers that are used to control and measure the flow of process gases in the fabrication of semiconductor wafers.

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of Unit Instruments, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR
-----------

     The Company's fiscal year ended on the Saturday closest to May 31st. Therefore, the current year ends on May 31, 1997. The current method of ending the fiscal year on the Saturday closest to May 31st is expected to continue. Fiscal years prior to this reporting year, that are presented in or referenced by this report, ended on May 31st of the respective years, except for the fiscal year ended June 1, 1996. For clarity of presentation, all years are reported as ending on May 31.

CASH AND CASH EQUIVALENTS
-------------------------

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORY VALUATION
-------------------

     Inventories are valued at lower of cost (first-in, first-out) or market.

FIXED ASSETS, DEPRECIATION AND AMORTIZATION
-------------------------------------------

     The Company computes depreciation using the straight-line method over the estimated useful lives of the related assets or the remaining lives of the related leases (three to ten years), whichever is shorter. Repairs and maintenance are charged to expense as incurred. Major renewals and betterments, which extend the useful life of the related asset, are capitalized. Asset values are recorded at original cost.

Research and Development
------------------------

     Research and development costs are expensed in the period incurred.

WARRANTY RESERVE
----------------

     The Company generally provides customers with a limited one to three-year warranty. The liability for future warranty claims reflects the estimated future cost of warranty repairs on products previously sold. The Company recognizes the estimated cost of warranty obligations at the time the related products are sold and periodically evaluates and adjusts the warranty reserve to the extent actual warranty experience varies from original estimates.

INTANGIBLE ASSETS
-----------------

     Intangible assets are recorded at cost and amortized over their estimated useful lives using the straight-line method. Goodwill represents the excess of cost over the fair market value of assets acquired and is amortized using the straight line method over the estimated useful lives which range between twelve and forty years. The Company regularly reviews the realizability of goodwill and recognizes, on a current basis, any material impairment in the carrying value of goodwill.

FOREIGN CURRENCY TRANSLATION
----------------------------

     The accounts of foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities are primarily translated from such foreign currencies into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net gain or loss resulting from the translations are excluded from the income and loss accounts and applied to a separate component of shareholders' equity. Gains and losses from foreign currency transactions are insignificant and are included in selling, general and administrative expenses.

REVENUE RECOGNITION
-------------------

     Product sales are recorded at the time of shipment and service revenues are recorded when the related services are performed.

INCOME TAXES
------------

     The Company accounts for income taxes using the asset and liability method in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE
------------------

     Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year. Stock options and warrants that have a dilutive effect are considered common stock equivalents for purposes of earnings per share. Fully diluted net income per share is not materially different from primary net income per share.

     In February, 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

     Had the Company computed earnings per share for the year ended May 31, 1997 consistent with the provisions of SFAS 128, basic EPS would have been equivalent to reported EPS. Common stock equivalents are not considered for the year ended May 31, 1997 because their effect is anti-dilutive due to the net loss reported. For years ended May 31, 1996 and May 31, 1995, basic EPS from continuing operations would have been $1.16 and $0.17 per share, respectively, and for net income, basic EPS would have been $1.69 and $0.71 per share, respectively. Diluted EPS would have been equivalent to the reported earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

     The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and debt approximate fair value because of the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121), establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, companies are required to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected and undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. During fiscal 1997, the Company adopted this statement and the effect was not material.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which establishes financial accounting and reporting standards for stock-based employee compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model (the "Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), have to disclose, in the Notes to Financial Statements, the pro forma impact on net income and net income per share had the Company utilized the Fair Value Method. The Company accounts for stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123.

USE OF ESTIMATES
----------------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which will become effective for the Company in fiscal 1999. The Company does not expect the adoption of SFAS 130 to have a material impact on its financial condition or results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which will become effective for the Company in fiscal 1999. SFAS 131 establishes standards for the way publicly-held companies report information about operating segments, as well as disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS 131 to have a material impact on its financial condition or results of operations.


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

     On January 19, 1995, the Company sold its Burton Corblin compressor operation in the United States and France to James Howden & Godfrey Overseas Limited (Howden) for cash of $9,064,000, the forgiveness of $2,584,000 in debt owed by Autoclave Engineers, Inc. to Burton Corblin S.A. (BCSA) and the forgiveness of

$3,122,000 of inter-company debt owed to BCSA. As a result of this transaction, Howden acquired all outstanding stock of BCSA from the Company. The transaction resulted in an after tax gain of $963,000.

     The results of operations of AEG and BCSA have been reported as discontinued operations in the accompanying Consolidated Statements of Income for all three years presented thereon. The net sales and income for discontinued operations for the years ended May 31, 1996 and 1995 are presented below.

                                1997                1996                   1995
                                ----                ----                   ----
     Net sales
          AEG                    --             $8,341,000            $28,683,000
          BC                     --                     --             19,792,000

     Net income
          AEG                    --                750,000                753,000
          BC                     --                     --                581,000

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

     Restructuring charges of $558,000 were incurred in fiscal 1997. These costs resulted from severance payments and other costs associated with the reduction of the Company's workforce by 131 positions. The workforce reductions were necessitated by the sharp reduction in sales volume during fiscal 1997.

3.   SHORT TERM INVESTMENTS

     There are no short term investments at May 31, 1997 and May 31, 1996.

4.   INVENTORIES

     Inventories at May 31, 1997 and 1996 consist of the following:

                                      1997                       1996
                                      ----                       ----
     Raw materials                $6,701,000                 $6,514,000
     Work in process               1,058,000                  2,313,000
     Finished goods                  941,000                    882,000
                                  ----------                 ----------
Total                             $8,700,000                 $9,709,000
                                  ==========                 ==========

5.   FIXED ASSETS

     Fixed assets are comprised of the following:

May 31,                                       1997                   1996
-------------------------------------------------------------------------------
Buildings and improvements                 $ 5,046,000            $ 5,096,000
Machinery and equipment                     14,644,000             11,732,000
Construction-in-progress                       226,000                662,000
                                           -----------            -----------
                                            19,916,000             17,490,000

Accumulated depreciation and amortization   (9,767,000)            (7,267,000)
                                           -----------            -----------
Total                                      $10,149,000            $10,223,000
                                           ===========            ===========


6.   DEBT

     The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1998. Interest is payable monthly at prime or an Offshore Rate plus 1.50%. The credit facility provides for the issuance of letters of credit not to exceed $5,000,000. At May 31, 1997, there were no amounts borrowed under this agreement, but a $1.9 million standby letter of credit was issued to support a $1,701,000 loan from a Japanese bank to Unit Instruments, Japan. The revolving credit agreement contains certain financial covenants that the Company was in compliance with at May 31, 1997. Term debt is comprised of the following:

May 31,                                              1997             1996
--------------------------------------------------------------------------------
Bank term loan, payable quarterly and             $ 1,701,000      $ 1,837,000
  renewable annually at interest rates from
  1.6% to 2.0%, secured by a standby letter
  of credit.
Capital lease obligations                              88,000
Other                                                   9,000            8,000
                                                  -----------      -----------
Total                                               1,798,000        1,845,000
Less current maturities                            (1,740,000)      (1,845,000)
                                                  -----------      -----------
Long-term debt                                    $    58,000      $        --
                                                  ===========      ===========


                                                       CAPITAL
                                                        LEASE
                                         TERM DEBT   OBLIGATIONS    TOTALS
                                         =========   -----------    ------
Aggregate maturities are as follows
     1998                                $1,708,000    $32,000     $1,740,000
     1999                                     2,000     56,000         58,000
                                         ----------    -------     ----------
                                         $1,710,000    $88,000     $1,798,000
                                         ==========    =======     ==========


7.   INCOME TAXES

     The composition of the provision (benefit) for income taxes included in the consolidated statement of income is as follows:

                                                1997                  1996                  1995
                                           --------------         -------------         -------------
Continuing operations:
  Current provision (benefit):
    Federal                                 $(2,246,000)           $2,911,000            $  859,000
    State                                      (130,000)              211,000               225,000
    Foreign                                      46,000                76,000                75,000
                                            -----------            ----------            ----------
                                             (2,330,000)            3,198,000             1,159,000

    Deferred
    Federal                                     496,000              (149,000)             (745,000)
    State                                      (386,000)              (31,000)             (182,000)
                                            -----------            ----------            ----------
Total provision (benefit) - continuing
 operations                                 $(2,220,000)           $3,018,000            $  232,000
                                            ===========            ==========            ==========

Discontinued operations:
  Current                                            --             1,835,000             1,097,000
  Deferred                                           --              (303,000)             (149,000)
                                            -----------            ----------            ----------
Total provision - discontinued operations            --            $1,532,000            $  948,000
                                            ===========            ==========            ==========
                                            -----------            ----------            ----------
Total tax provision (benefit)               $(2,220,000)           $4,550,000            $1,180,000
                                            ===========            ==========            ==========

     A reconciliation of the federal statutory rate to the effective rate on income (loss) from continuing operations is as follows:

                                                        1997              1996              1995
                                                  ----------------   ---------------   --------------

Provision (benefit) at federal statutory rate       $(2,219,000)       $2,651,000        $ 319,000
State income tax net of federal benefit                (341,000)          140,000           26,000
Goodwill amortization                                   187,000            52,000           52,000
Effect of utilized foreign tax credits                       --           (79,000)              --
Foreign tax rate (lower) or higher  than
   U.S. rate                                            253,000           175,000          (19,000)
Adjustment of prior year accruals                            --                --         (276,000)
Change in valuation allowance                                --                --          105,000
Other                                                   100,000            79,000           25,000
                                                    -----------        ----------        ---------
Total adjustments                                       199,000           367,000          (87,000)
                                                    -----------        ----------        ---------
Total provision (benefit) for income taxes          $(2,020,000)       $3,018,000        $ 232,000
                                                    ===========        ==========        =========

     Temporary differences arising from continuing operations between the financial basis and tax basis of assets and liabilities result in deferred income taxes. Deferred tax assets and liabilities consist of the following at May 31, 1997 and 1996:

                                                                1997                    1996
                                                        ---------------------   ---------------------
     Deferred tax assets:                                    $  385,000              $  301,000
       Inventory valuation                                      262,000                 343,000
       Deferred compensation                                    168,000                 471,000
       Accrued expenses                                         565,000                 373,000
       Reserves                                                 527,000                      --
       State loss and credit carryovers                         624,000                 615,000
       Foreign tax credit carryforward                       ----------              ----------
                                                              2,531,000               2,103,000
     Total gross deferred tax assets                           (624,000)               (615,000)
     Valuation allowance

     Deferred tax liabilities:                                 (690,000)               (197,000)
       Tax over book depreciation                               (35,000)                     --
       Deferred state effect on federal deferred                (52,000)                     --
       Other                                                 ----------              ----------
                                                               (777,000)               (197,000)
     Total deferred tax liabilities                           _________
                                                             $1,130,000              $1,291,000
     Net deferred tax asset                                  ==========              ==========


     A 100% valuation allowance has been provided against deferred tax assets related to the utilization of foreign tax credits. At May 31, 1997, the Company had foreign tax credit carryforwards available for federal income tax purposes. The amount and year of expiration of these carryforwards and foreign operating losses are:

         Fiscal Year in Which                Foreign                       Foreign
         Carryforward Expires              Tax Credits                 Operating Losses
        ---------------------              -----------                 ----------------
                 1998                        $301,000                   $  114,000
                 1999                              --                      270,000
                 2000                              --                      139,000
                 2001                         321,000                      179,000
                 2002                           2,000                      337,000
              Indefinite                           --                      710,000
                                             --------                   ----------

       TOTAL                                 $624,000                   $1,749,000
                                             ========                   ==========

     The domestic and foreign components of income (loss) before provision for income taxes for continuing operations are as follows:

                             1997                1996                1995
                          -----------         ----------           --------
     US                   $(5,912,000)        $8,087,000           $660,000
     Foreign                 (615,000)          (291,000)           277,000
                          -----------         ----------           --------
     Total                $(6,527,000)        $7,796,000           $937,000
                          -----------         ----------           --------

     The cumulative amount of unrepatriated earnings of continuing foreign subsidiaries and entities owned 20% or more, for which no deferred taxes have been provided, is $1,075,000 at May 31, 1997. It is the Company's intention to reinvest undistributed earnings of certain of its foreign subsidiaries and thereby indefinitely postpone their remittance.


8.   RETIREMENT PLANS

     The Company maintains a qualified profit sharing (401K) plan for substantially all of its employees who meet certain age and length of service requirements. Contributions equal to 50% of the participants' contributions are made by the Company to the plan. Additional contributions may be made by Unit, at the discretion of the Unit's Board of Directors. Contributions to the plan were $305,000 in 1997, $486,000 in 1996, and $564,000 in 1995.

     In addition, the Company maintains a supplemental retirement plan for one current and five former executives with retirement benefits based upon certain percentages of the employees' salaries. At May 31, 1997 and 1996, the Company's estimated liability for the plan was $533,000 and $572,000, respectively.



9.   STOCK OPTION PLANS

     The Company maintains a 1987 Stock Plan ("1987 Plan"), under which key employees may be awarded both non-qualified and qualified stock options not to exceed 1,600,000 shares of the Company's Common Stock. Under this plan, options are granted at a price not less than the fair market value at the grant date and generally become exercisable in five equal annual installments beginning one year after the grant date. Options expire ten years after the grant date. Of the total shares authorized for issuance, options for 1,148,110 shares have been granted, net of cancellations, and 273,288 shares have been exercised.

     The Company also maintains a 1990 Non-Employee Director Stock Option Plan ("1990 Plan") under which each non-employee director receives an automatic grant of options on September 1st of each year. The aggregate options available under the 1990 Plan is not to exceed 250,000 shares of the Company's Common Stock. Under this plan, options are granted at the fair market price on the grant date and are completely vested. Options expire ten years after the grant date. Of the total shares authorized, options for 97,897 shares have been granted and no shares have been exercised.

     At May 31, 1997, there were 388,597 shares exercisable under the 1987 Plan at option prices ranging from $5.89 to $13.63 and 97,897 shares exercisable under the 1990 Plan at option prices ranging from $7.00 to $15.38.

     The following is a summary of all stock option activity for fiscal 1997, 1996 and 1995:

                                                                                           Weighted Average
                                                                                            Exercise Price
                                     Number of Shares           Price Per Share                Per Share
                                 ------------------------    ----------------------      ----------------------
May 31, 1994                            436,122                  $ 4.95 - $11.02                 $ 6.64
Options canceled or expired              (6,775)                 $ 8.00 - $10.38                 $ 8.88
Exercised                               (31,815)                 $ 4.95 - $ 8.00                 $ 6.11
Granted                                  73,643                  $ 8.50 - $11.25                 $10.37
                                        -------
May 31, 1995                            471,175                  $ 4.95 - $11.25                 $ 7.23
Exercised                               (67,341)                 $ 4.95 - $ 8.00                 $ 7.47
Granted                                 470,075                  $12.63 - $15.38                 $12.80
                                        -------
May 31, 1996                            873,909                  $ 4.95 - $15.38                 $10.34
Options canceled                        (80,000)                 $13.63 - $13.75                 $13.74
Exercised                               (57,024)                          $ 5.89                 $ 5.89
Granted                                 235,834                  $ 9.00 - $13.75                 $11.61
                                        -------
May 31, 1997                            972,719                  $ 5.89 - $15.38                 $10.63
                                        =======

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation costs been determined based on fair market value at the grant dates for awards under those plans, in accordance with the method presented in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                            YEAR ENDED MAY 31
                                            -----------------
CONTINUING OPERATIONS                    1997               1996
---------------------                    ----               ----
Net Income (loss)
     As reported                        (4,308)             4,778
     Proforma                           (4,723)             4,481

Net Income (loss) Per Share
     As reported                         (0.99)              1.09
     Proforma                            (1.08)              1.00

     The effects of applying SFAS 123 in the proforma statements above are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model computed using the following weighted average assumptions.

                                   1997          1996
                                   ----
Risk free interest rates           6.54%         6.46%
Expected lives                     7 years       7 years
Expected volatility                32%           32%
Expected dividend yield            none          none

      The weighted average fair value of options granted during fiscal 1997 and 1996 was $5.19 per share and $6.20 per share, respectively. The weighted average exercise price per share of exercisable options as of May 31, 1997, 1996 and 1995 was $9.15 per share, $8.19 per share, and $7.24, respectively. The number of shares exercisable as of May 31, 1997, 1996, and 1995 were 486,494; 453,419 and 458,675, respectively.

      The following table summarizes information about fixed price stock options outstanding at May 31, 1997.

                                        Weighted
                                         Average        Weighted                        Weighted
                                        Remaining        Average                         Average
     Range of            Number        Contractual      Exercise         Number         Exercise
 Exercise Prices      Outstanding         Life            Price        Exercisable        Price
------------------   --------------   -------------   -------------   -------------   -------------
 $ 5.89 - $ 8.00         245,667           2.3           $ 6.72          245,667          $ 6.72
 $ 8.50 - $10.38         168,977           8.3           $ 9.45           58,977          $ 8.91
 $11.02 - $15.38         558,075           8.2           $12.70          181,850          $12.50
------------------       -------           ---           ------          -------          ------
 $ 5.89 - $15.38         972,719           6.8           $10.63          486,494          $ 9.15

10.  EXPORT SALES AND CONCENTRATION OF CREDIT RISK

     Export sales amounted to $2,018,000, $3,720,000 and $2,139,000, or 5%, 6%
and 4% of total sales in 1997, 1996 and 1995, respectively.

     The Company generates revenues principally from sales of product to customers in the semiconductor industry. Accordingly, the Company's sales and trade receivables are concentrated principally in this industry. During 1997, 1996 and 1995, sales to one customer totaled $10,826,000, $19,863,000 and
$16,672,000, respectively, while sales to another customer totaled $4,755,000, $12,909,000 and $8,194,000, respectively, for the same three fiscal years.

11.  GEOGRAPHICAL AREAS

     Information about the Company's operations, by geographic locations, is shown below:

                                     Year Ended May 31,
                                     ------------------
                          1997              1996               1995
                          ----              ----               ----
                                    (amounts in thousands)
Net sales:
  United States          $36,947           $58,063            $42,366
  Europe                   3,766             4,323              3,372
  Asia                     2,558             3,182              2,518
                         -------           -------            -------
  Total                  $43,271           $65,568            $48,256
                         =======           =======            =======

Income from operations:
  United States          $(6,701)          $ 7,460            $   650
  Europe                     (20)              133                380
  Asia                      (520)             (243)              (206)
                         -------           -------            -------
  Total                  $(7,241)          $ 7,350            $   824
                         =======           =======            =======

Identifiable assets:
  United States          $44,503           $45,165            $45,663
  Europe                   3,556             4,134              3,404
  Asia                     2,905             3,481              2,835
                         -------           -------            -------
  Total                  $50,964           $52,780            $51,902
                         =======           =======            =======

12.  OPERATING LEASES

      The Company leases manufacturing and office facilities at various locations under non-cancelable operating leases expiring through 2006.

      Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of May 31, 1997 are as follows:

   Year ending May 31:
   -------------------
          1998                         $1,162,000
          1999                          1,151,000
          2000                          1,109,000
          2001                          1,090,000
          2002                          1,024,000
          Thereafter                    4,455,000

     Total rent expense for operating leases was as follows:

          1995                         $1,294,000
          1996                          1,410,000
          1997                          1,413,000

13.  CONTINGENCIES

     The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. These findings have been reported to the appropriate authorities and the Company has established a reserve of $661,000 for estimated costs of further investigation and potential remediation related to this matter. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

     The predecessor to the Company, Autoclave Engineers, Inc., has been a named co-defendant, along with numerous other companies, in several lawsuits in state and federal courts in which plaintiffs allege personal injury from exposure to asbestos-related products. Autoclave manufactured marine steam valves that may have contained some minor quantities of asbestos, but ceased the production of these products several years ago. The Company has product liability insurance and has been successful in being dismissed from these types of actions. To date, the Company has not incurred any financial liability related to asbestos litigation. While it is not possible to predict future asbestos-related claims, management of the Company, based upon available information and the settlement history of similar litigation involving the Company, believes that any future liability that may arise from these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

     The Company has certain other actions pending that arise out of the ordinary course of business. In the opinion of management, the ultimate resolution of the these matters will not have a material adverse impact on the Company's financial position or results of operations.


14.  RELATED PARTY TRANSACTIONS

     During fiscal 1997, the Company repurchased 25,000 shares of its common stock for $200,000 ($8.00 per share), which approximated market value, from Thomas Barr, former President and majority shareholder of CSI.

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


15.  ACQUISITION OF CONTROL SYSTEMS, INC.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company common stock valued at $3,977,000. The excess of the purchase price over the net assets acquired was approximately $4.8 million. CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for periods subsequent to the date of acquisition. CSI has converted to the Company's fiscal year.

     The unaudited pro forma condensed balance sheet of the Company and CSI as of May 31, 1996, after giving effect to certain pro forma adjustments, is as follows:

                                                 1996
                                                 ----
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
                                             -----------
                                             $59,756,000
                                             ===========

     The unaudited pro forma combined results of operations of the Company and CSI for the year ended May 31, 1996, after giving effect for certain pro forma adjustments, is as follows:

            Net sales                                         $76,370,000
            Income from continuing operations                   4,641,000
            Income per share from continuing operations       $      0.99

     The foregoing unaudited pro forma results reflect one year's amortization of goodwill resulting from the acquisition of CSI. The Company has determined that the goodwill has an estimated 12-year life and, for purposes of the pro forma adjustments, a 12-year amortization period has been used.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS


   NAME OF NOMINEE              Age         PRINCIPAL OCCUPATION
   ---------------              ---         --------------------
   A. Wade Blackman Jr. (2)     69          President, Farmington Capital
                                            Management Corporation

   George Boyadjieff (2)        59          President, Chief Executive Officer,
                                            Varco International

   Michael J. Doyle             44          President, Chief Executive Officer,
                                            Unit Instruments

   James C. Levinson (1)        69          Private Investor

   Edward Rogas, Jr. (1) (2)    57          Vice President, Teradyne


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

     Mr. Levinson is the current Chairman of the Board. He has served as a director of the Company since 1995, and as a director of the Company's former parent, Autoclave Engineers, Inc., from 1961 until its merger into the Company in September, 1995. From 1966 to 1992, Mr. Levinson was President and Chief Executive Officer of Autoclave Engineers, Inc.

     Mr. Rogas has been a director of the Company since 1995. He is Vice President of Teradyne, Inc. ("Teradyne"), a leading manufacturer of semiconductor, circuit-board and telecommunications test systems. Mr. Rogas has been associated with Teradyne since 1976 in various management and executive positions.


ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for the fiscal years ended May 31, 1997, 1996 and 1995 paid by the Company (i) to each individual serving as the chief executive officer of the Company during fiscal 1997 and (ii) the other four most highly compensated executive officers of the Company during fiscal 1997 (collectively, the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                                              ------------------------------------------------------

                                             ANNUAL COMPENSATION                         AWARDS                   PAYOUTS
                                  -----------------------------------------   ------------------------    --------------------------

                                                                  OTHER       RESTRICTED    SECURITIES                     ALL
                                                                  ANNUAL        STOCK       UNDERLYING     LTIP           OTHER
   NAME AND PRINCIPAL                    SALARY      BONUS     COMPENSATION    AWARD(S)      OPTIONS      PAYOUTS      COMPENSATION
        POSITION                  YEAR     ($)      ($) (1)      ($) (2)         ($)           (#)         ($)           ($) (3)
--------------------------        ----   -------    -------    ------------   --------     ----------     -------        ------
MICHAEL J. DOYLE                  1997   199,992         --       9,000          --           7,000           --         21,138
    PRESIDENT AND CHIEF           1996   180,417     96,000       9,000          --         150,000      133,785          5,280
    EXECUTIVE OFFICER             1995   160,937    105,273       9,000          --              --           --         11,250

GARY N. PATTEN                    1997   149,989         --       8,400          --          55,600           --          5,125
    VICE PRESIDENT, CHIEF         1996   138,451     54,000       7,700          --          42,220           --          1,940
    FINANCIAL OFFICER AND         1995        --         --          --          --              --           --             --
    SECRETARY

JOHN W. LEGGAT                    1997   149,989         --       8,400          --              --           --          4,500
    VICE PRESIDENT, SALES         1996   138,451     54,000       7,700          --          35,110           --          1,940
    AND MARKETING                 1995        --         --          --          --              --           --             --

NELSON URDANETA                   1997   150,000         --       8,400          --           5,600           --          4,633
    VICE PRESIDENT,               1996   134,998     48,600       8,400          --          63,330       47,250          4,110
    ENGINEERING                   1995   134,662     60,410       8,400          --              --           --          4,040

MICHAEL SALOKA                    1997   130,000         --       8,400          --           4,200           --          3,900
    VICE PRESIDENT,               1996   130,000     46,800       8,400          --          42,220       45,500          4,260
    INTERNATIONAL                 1995   120,256     58,170       8,400          --              --           --          3,610

(1) Represents bonuses earned by the Named Executive in the year indicated; which were paid in the subsequent year.
(2)  Represents auto allowance.
(3) Represents Company contributions under the 401(K) Plan and $18,400 benefit from exercise of stock options by Mr. Doyle in 1997.


OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth certain information for the Named Executive Officers with respect to grants by the Company and/or its predecessor, Autoclave Engineers, Inc., during fiscal 1997 of stock options pursuant to the Company's 1987 Stock Plan to purchase Common Stock of the Company. The 1987 Stock Plan was originally established by the Company's predecessor, Autoclave Engineers, Inc., and was assumed by the Company in connection with the reorganization.

                                                 OPTION GRANTS TABLE
                                                INDIVIDUAL GRANTS (1)
                           -------------------------------------------------------------

                                                     % OF TOTAL                                       POTENTIAL REALIZABLE
                                 NUMBER OF             OPTIONS                                   VALUE AT ASSUMED ANNUAL RATES OF
                                 SECURITIES           GRANTED TO                                   STOCK PRICE APPRECIATION FOR
                                 UNDERLYING           EMPLOYEES     EXERCISE OR                           OPTION TERM (3)
                              OPTIONS GRANTED         IN FISCAL     BASE PRICE     EXPIRATION            ----------------
NAME                                (#)                Year (2)       ($/Sh)          Date              5%($)         10%($)
----------------              ---------------         ----------    -----------    ----------           --------      ------
Michael J. Doyle                   7,000                 3.0%          $9.63        10/15/06            $ 42,000      $107,000
Gary N. Patten                     5,600                 2.4%          $9.63        10/15/06            $ 34,000      $ 86,000
                                  50,000                21.2%          $9.50        12/23/06            $303,000      $768,000
Nelson Urdaneta                    5,600                 2.4%          $9.63        10/15/06            $ 34,000      $ 86,000
Michael Saloka                     4,200                 1.8%          $9.63        10/15/06            $ 25,000      $ 64,000

(1) These stock options were granted pursuant to the 1987 Stock Plan. All stock options have ten year terms and vest at the rate of 20% of the total shares on each of the first five anniversaries of the date of grant.

(2) An aggregate of 235,834 stock options to purchase shares of Common Stock, pursuant to the 1987 Stock Plan, were granted to employees during fiscal 1997.

(3) Potential realizable value is based on an assumption that the stock price of Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. One share of stock purchased at $9.63 in 1997 would yield profits of $6.06 per share at 5% appreciation over ten years, or $15.35 per share at 10% appreciation over the same period. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price.

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

INVOLUNTARY SEVERANCE AGREEMENTS

     In September, 1995, the Company entered into agreements with seven officers of the Company, inclusively, Messrs. Doyle, Patten, Leggat, Urdaneta, Saloka, Lamirande and Ms. Tricoli, providing severance benefits in the event they are terminated within three (3) years following a change in control of the Company. Pursuant to such agreements, a change in control occurs (i) when any person becomes the beneficial owner of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities;
(ii) if, during any period of two consecutive years, individuals who constitute the Board of Directors cease to constitute a majority of the Board of Directors;
(iii) if all, or substantially all, of the Company's assets are sold or transferred to a third party; (iv) if the Company consolidates or merges with another company and the Company is not the survivor; or (v) if the Company no longer has a class of securities registered pursuant to Section 12 of the Exchange Act. The agreements provide that if the officer is terminated following a change in control of the Company, the Company shall pay such officer a sum equal to three times his or her annual salary and bonus paid during the twelve-month period immediately preceding the termination, vest the officer in any unvested benefits under any retirement or deferred compensation plan in which the officer participates, and pay for a three year continuation of such officer's health, life, disability and accident insurance. However, the agreements provide that to the extent such benefits would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, the severance payments payable thereunder shall be reduced.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Stock Option Plan, including (i) the number of shares purchased upon exercise of options in fiscal 1997, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at May 31, 1997 and (iv) the value of such unexercised options at May 31, 1997:

                          AGGREGATED OPTION/EXERCISES
             IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                NUMBER OF                        VALUE OF
                                                           SECURITIES UNDERLYING                UNEXERCISED
                                                       UNEXERCISED OPTIONS AT FISCAL        IN-THE-MONEY OPTIONS
                           SHARES        VALUE                 YEAR END (#)              AT FISCAL YEAR END (1) ($)
                        ACQUIRED ON    REALIZED       ------------------------------    ------------------------------
NAME                    EXERCISE (#)      ($)         EXCERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
---------------------   ------------   ---------      -------------------------------   ------------------------------
Michael J. Doyle           10,000        18,600          53,712          127,000           $64,838            --
Gary N. Patten                 --            --           8,444           89,376                --            --
John W. Leggat                 --            --           7,022           28,088                --            --
Nelson Urdaneta                --            --          31,665           37,265                --            --
Michael Saloka                 --            --          10,149           37,976           $ 2,345            --

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

     Annual bonuses for executive officers are primarily based on the achievement of performance targets set forth in the Company's operating plan for the year. The annual cash bonus for executives, other than the Chief Executive Officer, Michael J. Doyle, is based on operating profits in relation to the Company's operating plan and a factor based on Mr. Doyle's subjective judgment of the executive's performance. No bonuses were earned for fiscal 1997 because of the downturn in the semiconductor equipment market and the corresponding effect on the Company's financial performance.

     The Compensation Committee believes that stock options are an effective long-term compensation device in that they serve to align the interests of the executive officers with those of the shareholders and motivate officers to remain in the Company's employ. The current Committee approves of these stock option grants for fiscal 1997.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     Mr. Doyle's base salary was increased from $153,000 to $200,000 in September, 1995 upon the reorganization. This increase was based upon survey data and range recommendations from an outside executive compensation consulting firm for chief executive officers of high technology public companies. Mr. Doyle was previously President of the Company when it was a subsidiary of the predecessor Company. Mr. Doyle did not receive an increase in base pay for fiscal 1997 because of prior industry conditions.

     Mr. Doyle is entitled to an annual cash bonus, which for fiscal 1997, was not applicable based on the Company's operating loss. Mr. Doyle's target bonus rate was 40% of his annual base salary with such amount adjusted up or down depending on actual adjusted operating profits. For fiscal 1997, the Company did not achieve an operating profit. Accordingly, Mr. Doyle did not receive a bonus.

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


A. Wade Blackman                                            George Boyadjieff
of the Compensation Committee                   of the Compensation Committee


James C. Levinson                                           Edward Rogas, Jr.
of the Compensation Committee                   of the Compensation Committee


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is composed of A. Wade Blackman, George Boyadjieff, James C. Levinson and Edward Rogas, Jr. who are non-employee directors with no interlocking relationships as defined by the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The following table presents certain information as of June 30, 1997, except as otherwise noted, regarding the equity securities of Unit beneficially owned by (i) the directors, (ii) the executive officers named in the "Summary Compensation Table", (iii) the directors and executive officers of Unit as a group, and (iv) the only beneficial owners known to Unit to hold more than 5% of the Company's Common Stock.

                                              Number of Shares                 Percent of
Name                                      Beneficially Owned (1)(2)      Company's Common Stock
----                                      -------------------------      -----------------------
Directors and Named Executive Officers:
A. Wade Blackman                                  67,050 (3)                         1.5%
George Boyadjieff                                  3,000 (4)                           *
Michael J. Doyle                                 181,789 (5)                         4.0%
John W. Leggat                                    16,544 (6)                           *
James C. Levinson                                110,573 (7)                         2.5%
Gary N. Patten                                    35,888 (8)                           *
Edward Rogas, Jr.                                  3,000 (9)                           *
Michael G. Saloka                                 18,642 (10)                          *
Nelson Urdaneta                                   44,331 (11)                        1.0%
All Directors and Officers as a group            585,333 (12)                       12.5%
 (12 persons)


Others:
J & L Levinson Partnership                       370,697 (13)                        8.5%
700 Louisiana Street
Houston, TX  77002

U.S. Bancorp                                     296,050 (2)                         6.7%
1118 West Fifth Avenue
Portland, OR  97202

Dimensional Fund Advisors, Inc.                  295,000 (2)                         6.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

*       Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of June 30, 1997 are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Applicable percentages of beneficial ownership are based on 4,424,038 shares of common stock outstanding on June 30, 1997.

(2) Information is as of December 31, 1996, and is based on Schedule 13G's filed with the Securities and Exchange Commission by the respective entities.

(3) Includes 67,050 shares which Mr. Blackman has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(4) Includes 3,000 shares which Mr. Boyadjieff has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(5) Includes 83,712 shares which Mr. Doyle has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(6) Includes 14,044 shares which Mr. Leggat has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(7) Includes 12,842 shares which Mr. Levinson has the right to acquire, by exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997, and 72,899 shares which Mr. Levinson may be deemed to beneficially own through his partnership interest in the J & L Levinson Partnership. Does not include 297,798 shares owned by Mr. Levinson's wife, Marilyn G. Levinson, through her partnership interest in the J & L Levinson Partnership, as to which Mr. Levinson disclaims beneficial ownership.

(8) Includes 16,888 shares which Mr. Patten has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(9) Includes 3,000 shares which Mr. Rogas has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(10) Includes 18,593 shares which Mr. Saloka has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(11) Includes 44,331 shares which Mr. Urdaneta has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(12) Includes 293,670 shares which executive officers and directors have the right to acquire by exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1997.

(13) J & L Levinson Partnership is a General Partnership of which James C. Levinson and Marilyn G. Levinson are the sole General Partners.


                         COMPLIANCE WITH SECTION 16(a)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended May 31, 1997, Michael G. Saloka inadvertently filed one Form 4 late. Other than this delayed filing, again based solely on its review of copies of such forms received by it or written representations from certain reporting persons, the Company believes that all other filing requirements applicable to its officers, directors and ten percent shareholders were fulfilled.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's non-employee Directors receive, automatically, stock option grants under the terms of the Company's 1990 Non-Employee Director Stock Option Plan.

     No other significant transactions, business relationships, or indebtedness are known to exist between the Company and related parties (defined as directors, executive officers, nominees for director, security holders of more than 5% of the voting stock or any members of the immediate family of any of the foregoing persons).



                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K.

     1. Financial Statements. The following consolidated financial statements of
        ---------------------
        Unit Instruments, Inc. and subsidiaries and the Report of Independent Accountants are filed as part of this Report on Form 10-K and should be read in conjunction with the related notes thereto, included herein.

                                                                          Page
                                                                          ----
        Report of Independent Accountants                                  19

        Consolidated Balance Sheets - May 31, 1997 and 1996                20

        Consolidated Statement of Operations - Years Ended                 21
        May 31, 1997, 1996 and 1995

        Consolidated Statement of Shareholders' Equity -                   22
        Years Ended May 31, 1997, 1996 and 1995

        Consolidated Statement of Cash Flows - Years Ended                 23
        May 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements                         24

     2.  Financial Statement Schedules. All schedules are omitted because they
         ------------------------------
         are not required, are not applicable, or the information is included in the consolidated financial statements or notes hereto.

     3.  Exhibits. The following Exhibits are filed as part of, or incorporated
         ---------
         by reference into, this Report on Form 10-K.


EXHIBIT NUMBER:       Description:
---------------       ------------
 3.1                  Registrant's Articles of Incorporation (Incorporated by
                      reference to Exhibit 3.1 of Annual Report on Form 10K for
                      the fiscal year ended May 31, 1996.)
 3.2                  Registrant's By-laws (Incorporated by reference to Exhibit
                      3.2 of Annual Report on Form 10K for the fiscal year
                      ended May 31, 1996.)
 4.3                  Specimen Stock Certificate (Incorporated by reference to
                      Exhibit 4.3 of Annual Report on Form 10K for the fiscal
                      year ended May 31, 1996.)
10.1*                 Form of Unfunded Deferred Compensation Agreement, as
                      amended.  (Incorporated by reference to Exhibit 10(a) of
                      Registrant's Quarterly Report on Form 10-Q for the fiscal
                      quarter ended August 31, 1983.)
10.2*                 1987 Stock Plan, as amended.  (Incorporated by reference
                      to Exhibit 4.1 of Registrant's Registration Statement on
                      Form S-8 (No. 33-37292) filed on October 15, 1990.)
10.3*                 1990 Non-Employee Director Stock Option Plan, as amended.
                      (Incorporated by reference to Exhibit 4.1 of Registrant's
                      Registration Statement on Form S-8 (No. 33-58550) filed on
                      February 17, 1993.)
10.4                  Stock Purchase Agreement dated as of January 19, 1995 by
                      the Company and James Howden & Godfrey Overseas Limited.
                      (Incorporated by reference to Exhibit 2.1 to Registrant's
                      Current Report on Form 8-K dated January 19, 1995.)
10.5                  Asset Purchase Agreement dated as of August 14, 1995 by
                      the Company and Snap-tite, Inc. (Incorporated by reference to Exhibit 10(p) to Registrant's Annual Report on Form
                      10-K for the fiscal year ended May 31, 1995.)

10.6                  Share Repurchase Agreement dated as of June 22, 1995 by
                      and among James C. Levinson, Marilyn Gasche Levinson, the
                      J & L Levinson Partnership and the Company. (Incorporated
                      by reference to Exhibit 10(q) to Registrant's Annual
                      Report on Form 10-K for the fiscal year ended May 31,
                      1995.)
10.7                  Plan of Merger merging Autoclave Engineers, Inc. (a
                      Pennsylvania Corporation) with and into Unit Instruments,
                      Inc. (a California corporation).  (Incorporated by
                      reference to Exhibit 2.1 to Registrant's Current Report on
                      Form 8-K dated November 22, 1995.)
10.8                  Business Loan Agreement dated January 23, 1996 by the
                      Company and Bank of America, NTSA. (Incorporated by
                      reference to Exhibit 10.8 of Annual Report on Form 10-K
                      for the year ended May 31, 1996.)
10.9*                 Form of Involuntary Severance Agreement with certain
                      officers of the Company. (Incorporated by reference to
                      Exhibit 10.9 of Annual Report on Form 10-K for the year
                      ended May 31, 1996.)
10.10                 Agreement and Plan of Reorganization and Merger dated
                      April 23, 1996 among the Company, CSI Acquisition
                      Corporation and Control Systems, Inc. (Incorporated by
                      reference to Exhibit 10.10 of Annual Report on Form 10-K
                      for the year ended May 31, 1996.)
11.1                  Statement regarding computation of earnings per share.
22.1                  Subsidiaries of Registrant.
23.1                  Consent of Independent Accountants.
27                    Financial Data Schedule (for electronic filing only).


Items marked with an asterisk (*) are management contracts or compensatory contracts or arrangements.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during quarter ended May 31, 1997.

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

                            UNIT INSTRUMENTS, INC.

                            By:   /s/ Gary N. Patten
                                  ------------------
                                  Gary N. Patten
                                  Chief Financial Officer
                                  Chief Accounting Officer and Secretary


Date:  August 12, 1997


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

       SIGNATURE                        TITLE                       DATE
-------------------------     ----------------------------      ----------------

  /s/ Michael J. Doyle        President, Chief Executive        August 12, 1997
-------------------------     Officer
   (Michael J. Doyle)

  /s/ James C. Levinson       Chairman of the Board             August 12, 1997
-------------------------
    (James C. Levinson)

   /s/ Gary N. Patten         Chief Financial Officer,          August 12, 1997
-------------------------     Chief Accounting Officer
    (Gary N. Patten)          and Secretary


  /s/ A. Wade Blackman        Director                          August 12, 1997
-------------------------
   (A. Wade Blackman)

  /s/ George Boyadjieff       Director                          August 12, 1997
-------------------------
    (George Boyadjieff)

    /s/ Edward Rogas          Director                          August 12, 1997
-------------------------
     (Edward Rogas)