Form 10-Q
period 1997-08-30
UNIT INSTRUMENTS INC
filed 1997-09-26
CIK 350067

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   August 30, 1997

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


       Registrant's telephone number, including area code: (714) 921-2640





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes XXX   NO
                                                    ---      ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Classes                             Outstanding at September 18, 1997:
         -------                             ----------------------------------
Common Stock $.15 Par Value..............               4,505,986

===============================================================================

                            UNIT INSTRUMENTS, INC.

                                     INDEX



                                                                                          Page No.
                                                                                          --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets........................................                 3-4
August 30, 1997 and May 31, 1997

Condensed Consolidated Statements of Operations..............................                   5
Three months ended August 30, 1997 and August 31, 1996

Condensed Consolidated Statements of Cash Flows..............................                   6
Three months ended August 30, 1997 and August 31, 1996

Notes to Condensed Consolidated Financial Statements.........................                 7-8

Management's Discussion and Analysis of......................................                8-10
Financial Condition and Results of Operations


Part II.     Other Information                                                                 10

Item 6      Exhibits and Reports on Form 8-K.................................                  10

PART I.   FINANCIAL INFORMATION



                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of August 30, 1997 and May 31, 1997
                            (amounts in thousands)
                                  (unaudited)



                                                                        August 30, 1997          May 31, 1997
                                                                        ---------------          ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                                             $12,501                 $12,203
      Accounts and notes receivable                                           8,717                   7,032
      Inventories                                                             8,811                   8,700
      Income taxes refundable                                                 1,265                   1,523
      Prepaid expenses and other                                                450                     322
      Deferred taxes                                                          1,333                   1,333
                                                                            -------                 -------
              Total current assets                                           33,077                  31,113

Property, plant and equipment, at cost:
      Buildings and improvements                                              5,210                   5,046
      Machinery and equipment                                                14,700                  14,644
                                                                            -------                 -------
                                                                             19,910                  19,690
      Accumulated depreciation and amortization                              10,375                   9,767
                                                                            -------                 -------
                                                                              9,535                   9,923
      Construction in progress                                                  225                     226
                                                                            -------                 -------
Net property, plant and equipment                                             9,760                  10,149

Goodwill, net of accumulated amortization of
    $2,413 and $2,275, respectively                                           8,439                   8,577
Other assets                                                                  1,106                   1,125
                                                                            -------                 -------
                                                                            $52,382                 $50,964
                                                                            =======                 =======


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     as of August 30, 1997 and May 31, 1997
                             (amounts in thousands)
                                  (unaudited)



                                                                            August 30, 1997               May 31, 1997
                                                                            ---------------               ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                           $ 2,584                     $ 2,290
      Accrued compensation and benefits                                            1,482                       1,113
      Current installments on term debt                                            1,699                       1,740
      Other current liabilities                                                    2,065                       2,274
                                                                                 -------                     -------
             Total current liabilities                                             7,830                       7,417

Deferred income taxes                                                                203                         203
Other long-term liabilities and deferred credits                                     644                         683
                                                                                 -------                     -------
             Total liabilities                                                     8,677                       8,303

Shareholders' equity:
  Common stock, $.15 par value; authorized shares:
        12,000,000; issued shares:  4,495,163 as of
        August 30, 1997 and 4,384,627 as of
        May 31, 1997                                                                 674                         658
  Additional paid-in capital                                                      23,877                      23,211
  Retained earnings                                                               19,639                      19,280
  Foreign currency translation adjustment                                           (485)                       (488)
                                                                                 -------                     -------
     Total shareholders' equity                                                   43,705                      42,661
                                                                                 -------                     -------
                                                                                 $52,382                     $50,964
                                                                                 =======                     =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                             August 30, 1997         August 31, 1996
                                                                             ---------------         ---------------
Net sales                                                                        $  14,596             $  13,288
Operating costs and expenses:
    Cost of goods sold                                                               9,961                 8,670
    Selling and administration                                                       3,108                 3,259
    Restructuring costs                                                                -0-                   262
    Research, development and engineering                                            1,105                 1,130
                                                                                 ---------             ---------
             Operating income (loss)                                                   422                   (33)

Interest income                                                                        199                   204
Interest expense                                                                       (15)                  (11)
Other income (expense), net                                                             (8)                   25
                                                                                 ---------             ---------

Income before income taxes                                                             598                   185
Provision for income taxes                                                             239                    83
                                                                                 ---------             ---------
Net income                                                                             359                   102
Per common share:                                                                ---------             ---------
Net income                                                                           $0.08                 $0.02
                                                                                 =========             =========

Average shares used in computing earnings per share                              4,481,000             4,561,000
                                                                                 =========             =========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (amounts in thousands)
                                  (unaudited)


                                                                                   Three  Months  Ended
                                                                                   --------------------
                                                                          August 30, 1997         August 31, 1996
                                                                          ---------------         ---------------
Cash Flows from Operating Activities:
    Net income                                                                $   359                 $   102
     Adjustments to reconcile net income to
       net cash provided from operating activities:
         Depreciation and amortization                                            765                     777
     Changes in assets and liabilities net of effect of
          businesses acquired:
            Accounts receivable                                                (1,685)                  3,654
            Inventories                                                          (111)                    138
            Prepaids and other assets                                            (123)                     48
            Accounts payable and accrued liabilities                              454                  (1,800)
            Income taxes                                                          258                    (680)
            Other liabilities                                                     (39)                     33
                                                                              -------                 -------
Net cash flows provided from (used in) operating activities                      (122)                  2,272

Cash Flows from Investing Activities:

    Capital expenditures                                                         (246)                   (546)
    Net cash paid for acquisition of Control Systems, Inc.                        -0-                  (1,127)
    Proceeds from asset sales                                                      22                     -0-
                                                                              -------                 -------
Net cash (used in) investing activities                                          (224)                 (1,673)
Cash Flows from Financing Activities:
   Payments on long-term debt                                                     -0-                    (254)
   Change in short-term borrowings, net                                           (41)                   (488)
   Proceeds from exercise of stock options                                        682                      30
                                                                              -------                 -------
Net cash provided from (used in) financing activities                             641                    (712)
Effect of exchange rate changes on cash and cash equivalents                        3                     (32)
                                                                              -------                 -------
Net increase (decrease) in cash and cash equivalents                              298                    (145)

                                                                              -------                 -------
Cash and cash equivalents at beginning of year                                 12,203                  14,572
                                                                              -------                 -------
Cash and cash equivalents at end of period                                    $12,501                 $14,427
                                                                              =======                 =======
Supplemental disclosure of cash flow information:
  Interest paid                                                               $    15                 $    11
  Income tax paid, net of refunds                                             $    19                 $   764


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at August 30, 1997 and May 31, 1997 and the results of its operations for the three month periods ended August 30, 1997 and August 31, 1996. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.



2.   Inventories

     Inventories at August 30, 1997 and May 31, 1997 consisted of the following:

                                    August 30, 1997   May 31, 1997
                                    ---------------   ------------
     Raw materials                       $4,624         $6,701
     Work in process                      3,358          1,058
     Finished goods                         829            941
                                         ------         ------

        Total inventories                $8,811         $8,700
                                         ======         ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million cash and 289,000 shares of Company stock valued at $3,977,000. CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month periods ended on August 30,

     1997 and August 31, 1996. A Current Report on Form 8-K was filed on August 13, 1996 reporting this transaction.

4.   Restructuring Charges

     During the first quarter of the prior fiscal year, the Company reduced its workforce by 109 positions in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 26% of the Company's worldwide employment. A restructuring charge of $262,000 was recorded in the first quarter for severance and other related costs of these workforce reductions.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 30, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1996

Net sales, for the first fiscal quarter ended August 30, 1997, increased 10% to $14,596,000 from $13,288,000 for the comparable prior year period. Sales of high purity gas distribution systems were up substantially for the comparative periods, while sales of mass flow controllers ("MFCs") were down slightly. The Company commenced prototype shipments of its Z-Bloc(TM) modular gas system during the quarter, which generated modest sales. Sales for the current quarter were 18% over the preceding quarter, and have recovered significantly since the trough experienced in the second quarter of the prior fiscal year. This increase in sales reflects the Company's partial recovery from the effects of the sharp semiconductor equipment contraction that began in mid-1996.

Gross profit margin declined to 32% for the current quarter, from 35% for the first quarter of last year. This decrease resulted from higher material costs resulting from product mix, especially high purity gas distribution systems, and the phase-in of new MFC models. Partially offsetting higher material costs were lower direct labor and overhead costs.

Selling, general and administrative ("S,G&A") expenses decreased to $3,108,000 in the first quarter of fiscal 1998, from $3,259,000 in the comparable prior year period. As a percent of sales, S,G&A expenses declined to 21% in the current quarter from 25% in the first quarter of the prior fiscal year. This decrease in S,G&A expenses resulted from reductions in expense levels implemented the prior fiscal year in response to the semiconductor equipment market contractions.

In the first quarter of the prior fiscal year, the Company incurred a restructuring charge of $262,000 for severance and other related costs associated with workforce reductions. These reductions were implemented in response to a sharp decline in the business level activity experienced by the Company.

Research, development and engineering ("R,D&E") expenses were essentially unchanged at $1,105,000 for the current fiscal quarter, as compared to the prior fiscal year. R,D&E activity is primarily directed towards new product development, including the Company's proprietary Z-Bloc(TM) modular gas system. The Company believes that the continued timely development of new products and product enhancements is essential to maintaining its competitive position within the semiconductor equipment market.

Income before income tax expense increased to $598,000 in the current quarter from $185,000 in the first quarter of the prior year. Income taxes of $239,000 were provided at a 40% rate for the current quarter. The tax rate is based on the statutory federal rate increased for the effect of goodwill amortization, plus the applicable state income tax rates.

Net income increased to $359,000, or $.08 per share, in the current period from $102,000, or $.02 per share, in the comparable prior year period.


FINANCIAL CONDITION AND LIQUIDITY

Net cash used by operations, for the three months ended August 30, 1997, was $122,000. The main contributor to the use of operating funds was the large increase in accounts receivable of $1,685,000 as a result of increased sales volumes, as compared to the sales volume from which the accounts receivable balance of May 31, 1997 was derived. This was partially offset by cash provided by depreciation of $765,000. Increases in accounts payable of $485,000, and a decrease in income taxes refundable, also provided cash to offset the negative cash impact of the increase in accounts receivable. Capital expenditures used $ 246,000 of cash, less $22,000 received for an asset disposal. Financing activities provided positive cash flow mainly due to $682,000 received by the Company from employees for the exercise of stock options. Net cash provided by all of the Company's activities for the current period was $298,000. Cash and cash equivalents were $12,501,000 as of August 30, 1997.

The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1998. Interest is payable monthly at prime, or an Offshore Rate plus 1.5 %. The credit facility provides for the issuance of letters of credit, not to exceed $5,000,000. At August 30, 1997, there were no amounts borrowed under this agreement. A $1,900,000 standby letter of credit was issued to support a loan, with a balance of $1,660,000 at August 30, 1997, from a Japanese bank to Unit Instruments Japan Inc., a subsidiary of the Company. The revolving credit agreement contains certain financial covenants with which the Company was in compliance as of August 30, 1997.

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

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependency on a few large customers, cyclicality and business activity levels of the semiconductor equipment market, expenses for extended product warranty, the successful development and industry acceptance of new products, the replacement of the Company's products with new technology, pricing pressures, the potential change in competitive conditions within the markets served by the Company, industry consolidation, the failure to achieve higher sales and improved operating margins at its Control Systems, Inc. subsidiary, the failure to retain key technical and management personnel, material or adverse changes in the Company's operations or business, failure to diversify into markets other than the semiconductor equipment market, failure to reduce product costs, failure to commercialize the Z-Bloc(TM) gas distribution system and failure to accurately anticipate demand for the Company's products.

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


PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11.1   -   Computation of Earnings per Share
              Exhibit 27     -   Financial Data Schedule (for electronic
                                 filing only)

         (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended August 30, 1997.

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



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  September 26, 1997            /s/ Michael J. Doyle
                                     --------------------
                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  September 26, 1997            /s/ Gary N. Patten
                                     ------------------
                                     Gary N. Patten
                                     Chief Financial Officer