Form 10-Q
period 1997-11-29
UNIT INSTRUMENTS INC
filed 1998-01-09
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   November 29, 1997

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


       Registrant's telephone number, including area code: (714) 921-2640



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   NO
                                                    ---     ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Classes                                  Outstanding at December 31, 1997
               -------                                  --------------------------------
       Common Stock $.15 Par Value...............                  4,438,428

===============================================================================

                            UNIT INSTRUMENTS, INC.

                                     INDEX

                                                                                    Page No.
                                                                                    --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets........................................          3-4
November 29, 1997 and May 31, 1997

Condensed Consolidated Statements of Operations..............................            5
Three months and six months ended November 29, 1997
and November 30, 1996

Condensed Consolidated Statements of Cash Flows..............................            6
Six months ended November 29, 1997 and
November 30, 1996

Notes to Condensed Consolidated Financial Statements.........................          7-9

Management's Discussion and Analysis of......................................          9-13
Financial Condition and Results of Operations


Part II.     Other Information

Item 4.     Submission of Matters of Security-Holders........................            13

Item 5.     Subsequent Event.................................................            14

Item 6.     Exhibits and Reports on Form 8-K.................................            14

Signatures...................................................................            15

PART I.   FINANCIAL INFORMATION

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of November 29, 1997 and May 31, 1997
                                 (amounts in thousands)
                                 (unaudited)

                                                                   November 29, 1997             May 31, 1997
                                                                   -----------------             ------------
ASSETS:
Current Assets:
      Cash and cash equivalents                                             $16,097                 $12,203
      Accounts and notes receivable                                           8,281                   7,032
      Inventories                                                             9,123                   8,700
      Income taxes refundable                                                   -0-                   1,523
      Prepaid expenses and other                                                551                     322
      Deferred taxes                                                          1,333                   1,333
                                                                            -------                 -------
              Total current assets                                           35,385                  31,113

Property, plant and equipment, at cost:
      Buildings and improvements                                              5,516                   5,046
      Machinery and equipment                                                13,465                  14,644
                                                                            -------                 -------
                                                                             18,981                  19,690
      Accumulated depreciation and amortization                               9,816                   9,767
                                                                            -------                 -------
                                                                              9,165                   9,923
      Construction in progress                                                  567                     226
                                                                            -------                 -------
Net property, plant and equipment                                             9,732                  10,149

Goodwill, net of accumulated amortization of
    $2,551 and $2,275, respectively                                           8,301                   8,577
Other assets                                                                  1,089                   1,125
                                                                            -------                 -------
                                                                            $54,507                 $50,964
                                                                            =======                 =======


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of November 29, 1997 and May 31, 1997
                             (amounts in thousands)
                                  (unaudited)

                                                                   November 29, 1997              May 31, 1997
                                                                   -----------------              ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $ 3,230                     $ 2,290
      Accrued compensation and benefits                                   1,611                       1,113
      Current installments on term debt                                   1,590                       1,740
      Other current liabilities                                           2,983                       2,274
                                                                        -------                     -------
             Total current liabilities                                    9,414                       7,417

Deferred income taxes                                                       203                         203
Other long-term liabilities and deferred credits                            594                         683
                                                                        -------                     -------
             Total liabilities                                           10,211                       8,303

Shareholders' equity:
  Common stock, $.15 par value; authorized shares:
        12,000,000; issued shares:  4,512,228 as of
        November 29, 1997 and 4,384,627 as of
        May 31, 1997                                                        677                         658
  Additional paid-in capital                                             24,002                      23,211
  Retained earnings                                                      20,203                      19,280
  Foreign currency translation adjustment                                  (586)                       (488)
                                                                        -------                     -------
     Total shareholders' equity                                          44,296                      42,661
                                                                        $54,507                     $50,964
                                                                        =======                     =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    November 29, 1997 and November 30, 1996
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                       Three Months Ended           Six Months Ended
                                                    -------------------------   -------------------------
                                                      11/29/97      11/30/96      11/29/97      11/30/96
                                                    ----------    ----------    ----------    ----------
Net sales                                           $   14,925    $    8,002    $   29,521    $   21,290
Operating costs and expenses:
    Cost of goods sold                                   9,868         7,627        19,829        16,297
    Selling and administration                           3,032         3,105         6,140         6,364
    Restructuring costs                                    -0-           296           -0-           558
    Research, development and engineering                1,220         1,072         2,325         2,202
                                                    ----------    ----------    ----------    ----------
           Operating income (loss)                         805        (4,098)        1,227        (4,131)

Interest income                                            220           206           419           410
Interest expense                                           (13)          (15)          (28)          (26)
Other income (expense), net                                (72)          (37)          (80)          (12)
                                                    ----------    ----------    ----------    ----------

Income (loss) before income taxes                          940        (3,944)        1,538        (3,759)
Provision for income taxes                                 376        (1,286)          615        (1,203)
                                                    ----------    ----------    ----------    ----------
Net income (loss)                                   $      564    $   (2,658)   $      923    $   (2,556)
                                                    ==========    ==========    ==========    ==========

Per common share:
Net income (loss) per share                              $0.12        $(0.61)        $0.20        $(0.58)
                                                    ==========    ==========    ==========    ==========
Average shares used in computing
     earnings per share                              4,588,000     4,373,000     4,535,000     4,379,000
                                                    ==========    ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Six Months Ended November 29, 1997 and November 30, 1996
                             (amounts in thousands)
                                  (unaudited)

                                                                                    Six  Months  Ended
                                                                             ----------------------------------
                                                                              11/29/97                 11/30/96
                                                                             ---------                ---------
Cash Flows from Operating Activities:
    Net income (loss)                                                        $     923                $  (2,556)
         Adjustments to reconcile net income to
         net cash provided from operating activities:
               Depreciation and amortization                                     1,471                    1,567
               Gain on disposal of assets                                           (1)                     -0-
         Changes in assets and liabilities net of effect of
           business acquired:
                   Accounts receivable                                          (1,249)                   5,668
                   Inventories                                                    (423)                   1,279
                   Prepaids and other assets                                      (222)                      (8)
                   Accounts payable and accrued liabilities                      1,010                   (1,569)
                   Income taxes                                                  2,660                   (2,000)
                   Other liabilities                                               (89)                      16
                                                                             ---------                ---------
Net cash flow provided from operating activities                                 4,080                    2,397

Cash Flows from Investing Activities:
    Capital expenditures                                                          (801)                    (710)
    Net cash paid for acquisition of Control Systems, Inc.                         -0-                   (1,127)
    Proceeds from asset sales                                                       53                      -0-
                                                                             ---------                ---------
Net cash used in investing activities                                             (748)                  (1,837)

Cash Flows from Financing Activities:
    Payments on long-term debt                                                     -0-                     (254)
   Change in short-term borrowings, net                                           (150)                    (678)
    Purchase of company common stock                                               -0-                     (180)
    Proceeds from exercise of stock options                                        810                       59
                                                                             ---------                ---------
Net cash flows provided from (used in) financing activities                        660                   (1,053)
Effect of exchange rate changes on cash and cash equivalents                       (98)                      11
                                                                             ---------                ---------
Net increase (decrease) in cash and cash equivalents                             3,894                     (482)

Cash and cash equivalents at beginning of year                                  12,203                   14,572
                                                                             ---------                ---------
Cash and cash equivalents at end of year                                     $  16,097                $  14,090
                                                                             ---------                =========
Supplemental disclosure of cash flow information:
    Interest paid                                                            $      13                $      26
    Net (refunds) or payments of income taxes                                $  (2,045)               $     757


See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)

1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at November 29, 1997 and May 31, 1997, and the results of its operations for the three month and six month periods ended November 29, 1997 and November 30, 1996. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2.   Inventories

     Inventories at November 29, 1997 and May 31, 1997 consisted of the following:

                                   November 29, 1997   May 31, 1997
                                   -----------------   ------------
     Raw materials                        $6,755         $6,701
     Work in process                       1,460          1,058
     Finished goods                          908            941
                                          ------         ------
        Total inventories                 $9,123         $8,700
                                          ======         ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company stock valued at $3,977,000. CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month and six month periods ended on November 29, 1997 and November 30, 1996. A Current Report on Form 8-K was filed on August 13, 1996 reporting this transaction.


4.   Restructuring Charges

     During the first and second quarters of the prior fiscal year, the Company reduced its workforce by 109 and 22 positions, respectively, in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 26% of the Company's worldwide employment. A restructuring charge of $262,000 was recorded in the first quarter and $296,000 was recorded in the second quarter for costs associated with the consolidation of certain facilities and for additional severance related expenses.


5.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to primary EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires restatement of all prior period earnings per share data.

     The Company will report EPS under the SFAS 128 rules beginning with the next quarterly report on Form 10-Q. If SFAS 128 were applied to the Statements of Operations presented in this Form 10-Q, EPS would be as follows:

                                              Three Months Ended                           Six Months Ended
                                           ---------------------------                 --------------------------
                                           11/29/97           11/30/96                 11/29/97          11/30/96
                                           --------           --------                 --------          --------
          Basic EPS                            0.13              (0.61)                    0.21             (0.58)
          Diluted EPS                          0.12              (0.61)                    0.20             (0.58)

6.   Subsequent Events

     On January 2, 1998 the Company entered into a Stock Repurchase Agreement with James C. Levinson and Marilyn G. Levinson ("the Levinsons"), as individuals and as general partners of the J & L Levinson Partnership, to purchase 368,475 shares of the Company's common stock at a purchase price of $12.25 per share, and to purchase 18,868 common stock options held by the Levinsons for an aggregate purchase price of $54,479. In addition, the Company entered into a similar agreement with various family members of the Levinson's to purchase approximately 44,000 shares at a purchase price of $12.25. The combined stock repurchase of approximately 412,000 shares represents 9.2% of the outstanding stock of the Company. The stock repurchases provided by these agreements were substantially completed on January 2, 1998. The Company used available cash resources of approximately $5.1 million to complete this transaction.

     Pursuant to the Stock Purchase Agreement dated January 2, 1998, James C. Levinson resigned from the Company' Board of Directors effective January 2, 1998.



MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 29, 1997 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

Net sales for the second fiscal quarter ended November 29, 1997 increased 87% to $14,925,000 from $8,002,000 for the comparable prior year period. Mass flow controller ("MFC") shipments were up 96% over the prior year period while sales for high purity gas distribution systems through the Company's wholly owned subsidiary, Control Systems, Inc. ("CSI"), were up 175% over the corresponding period last year. During the past year, CSI has expanded its customer base and has developed new gas delivery systems. These factors, along with a rebound in the semiconductor equipment market, are primarily responsible for CSI's higher sales. The Company commenced shipments of Z-Bloc(TM) modular gas systems in the first quarter of this fiscal year and shipments doubled during the second quarter over the prior quarter. MFC sales outside the semiconductor equipment market showed some improvement for the quarter, but were below the Company's expectation for the period. Sales for the second quarter of the prior fiscal year were severely impacted by a sharp contraction in the semiconductor equipment market that began in mid-1996. The Company has experienced a slow recovery in MFC sales since last year's second quarter that has generally paralleled the recovery in the semiconductor equipment market.

Gross profit increased to $5,057,000, or 34% of sales, for the current quarter from $375,000, or 5% of sales, for the prior year's second quarter. The higher sales achieved for the current period allowed for improved utilization of manufacturing facilities, which reduced overhead costs as a percentage of sales. In addition, direct labor productivity increased and material content decreased because of more favorable product mix, higher operating activity levels and cost reduction programs.

Selling, general and administrative expenses ("S,G&A") were down slightly for the current quarter at $3,032,000, as compared to $3,105,000 for the second quarter last year. As a percentage of sales, S,G&A declined to 20% from 39% last year. This improvement resulted from substantially higher sales for the current quarter and continued cost reduction measures.

In the second quarter of the prior fiscal year, a restructuring charge of $296,000 was recorded for the elimination of 22 positions and the consolidation of the Tempe, Arizona service center into the CSI facility located in Chandler, Arizona. The current year's period did not have restructuring charges.

Research, development and engineering ("R,D&E") charges increased 14% to $1,220,000 from $1,072,000 last year, but declined as a percentage of sales to 8% from 13%. R,D&E activity is primarily directed towards new product development, including the Company's proprietary Z-Bloc(TM) modular gas system. The Company believes the continued development of new products and product enhancements is essential to maintaining and improving its competitive position within the semiconductor equipment market.

The Company recorded a pretax foreign currency transaction loss of $101,000 during the second quarter because of the dollar's strength relative to Asian currencies. Income before income tax was $940,000 for the current quarter, compared with a pretax loss of $3,944,000 for the prior year period. Income taxes of $376,000 were provided at a 40% rate for this year's second quarter, compared with a tax benefit of $1,286,000, or a 33% rate, for the prior year period. Income tax rates were negatively affected in both periods by the non-deductibility of goodwill amortization and certain foreign losses.

Net income for the current period was $564,000, or $0.12 per share, compared to a net loss of $2,658,000, or $0.61 per share, for last year's comparable quarter.

The Company sells directly to Pacific Rim customers and sells indirectly to Pacific Rim customers through semiconductor equipment manufacturers. The Company is not able to determine what impact, if any, the current economic difficulties in the region will have on future business activity levels.

As discussed in Footnote 5 to this Quarterly Report of Form 10-Q, the Company will adopt SFAS 128 "Earnings Per Share" beginning with its third fiscal quarter. The adoption to SFAS 128 is not anticipated to have a material impact on its statements of operations.

The Company installed a new information technology system during fiscal 1997 and believes it is compliant to year 2000 requirements.

SIX MONTHS ENDED NOVEMBER 29, 1997 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1996

Sales for the six-month period ended November 29, 1997 increased 39% to $29,521,000, from $21,290,000 for the comparable prior year period. This sales increase is primarily attributable to the semiconductor equipment market recovery from the downturn that started in mid-1996. MFC shipments were up 29% over prior year, while sales of high purity gas systems manufactured by CSI were up 147% for the period. CSI's significantly improved sales are attributable to higher capital expenditure levels in the semiconductor equipment market, a more diversified sales base and expanded product capabilities. The Company commenced shipments of Z-Bloc(TM) systems in the first quarter of the current fiscal year and this added marginally to sales for the comparative periods.

Gross profit for the first half of fiscal 1998 increased 94% to $9,692,000, or 33% of sales, as compared to $4,993,000, or 24% of sales, for last year's comparable period. This improvement in gross profit and gross profit margins is attributable to significantly higher sales, improved direct labor productivity, cost reduction programs and higher utilization of facilities.

Selling, general and administrative (S,G&A) expenses decreased to $6,140,000, or 21% of sales, for the current six month period from $6,364,000, or 30% of sales, for the same period last year. This favorable comparison is attributable to the higher sales for the period and continued cost containment measures.

A restructuring charge of $558,000 was recorded in the first half of the prior fiscal year for severance related expenses and costs associated with the consolidation of a service center facility. No restructuring charges were incurred during the current year period.

The Company's research, development and engineering expenses increased 6% to $2,325,000 in the current six-month period from $2,202,000 in the comparable prior year period. This increases reflects continued new product development programs in conjunction with performance enhancements for current products. The Company's Z-Bloc(TM) modular gas delivery development program is part of this new product development activity. The Company believes the continued development of new products and product enhancements is essential to maintaining and improving its competitive position within the semiconductor equipment market.

Income before income tax was $1,538,000 for the current year's six-month period, compared with a pretax loss of $3,759,000 for the prior year period. Income taxes of $615,000 were provided at a 40% rate for the current six-month period, compared with a benefit of $1,203,000, or a 32% rate, for the prior year period. Income tax rates were negatively affected in both periods by the non-deductibility of goodwill amortization and certain foreign losses.

Net income was $923,000, or $0.20 per share, for the current six-month period, compared with a net loss of $2,556,000, or $0.58 per share, for last year's comparable period.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operations was $4,080,000 for the six month period ended November 29, 1997. Net income, plus depreciation and amortization, provided cash of $2,394,000 for the current period. Income taxes provided cash flow of $2,660,000. This primarily related to the receipt of tax refunds due to the carryback of the 1997 fiscal year tax loss. Accounts receivable utilized $1,249,000 of cash for the period reflecting increased sales. Inventories utilized $423,000 of cash for the current six month period because of higher sales levels but inventory turnover improved to 4.4 at the end of the second quarter from 3.9 at last year end. The Company is required to carry substantial inventories of component parts to meet rapid delivery requirements by its customers. Accounts payable provided $940,000 of liquidity for the current six month period reflecting higher inventory purchases and generally higher activity levels associated with increased sales volume.

Capital expenditures used $801,000 of cash with approximately $500,000 of this amount for the new service center in Richmond, Virginia. The Company anticipates capital expenditures of approximately $2 million for fiscal 1998. The exercise of stock options provided cash flow of $810,000 for the current period. The exercise of these options was primarily related to expiration of the subject options and, as such, the Company does not anticipate that this level of option exercise will continue for the balance of the fiscal year. Net cash provided by all of the Company's activities for the current six month period was $3,894,000. Cash and cash equivalents were $16,097,000 as of November 29, 1997. The Company expects that its current cash resources will be adequate to fund its anticipated near-term capital requirements.

As is more fully discussed in Part II, Item 5 "Subsequent Event" to this Quarterly Report on Form 10-Q, the Company repurchased approximately 412,000 shares in January, 1998 and used approximately $5.1 million to complete this transaction. At November 29, 1997, the Company had cash and cash equivalents of $16.1 million and the transaction will reduce this balance by approximately $5.1 million.

The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1998. Interest is payable monthly at prime, or an Offshore Rate plus 1.5%. The credit facility provides for the issuance of letters of credit, not to exceed $5,000,000. At November 29, 1997, there were no amounts borrowed under this agreement. A $1,900,000 standby letter of credit was issued to support a loan, with a balance of $1,560,000 at November 29, 1997, from a Japanese bank to Unit Instruments Japan Inc., a subsidiary of the Company. The revolving credit agreement contains certain financial covenants with which the Company was in compliance as of November 29, 1997. The Company anticipates that it will renew the existing revolving credit agreement in January, 1998 upon comparable terms with the expiring revolving credit agreement.


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

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependence on a few large customers, the Company's dependence on the semiconductor market, which is subject to cyclicality and periodic fluctuations in demand, current economic and financial conditions in Asia and, in particular, Korea, the successful development and industry acceptance of new products, failure to gain MFC market share, the replacement of the Company's products with new technology, pricing pressures, the potential change in competitive conditions within the markets served by the Company, expenses for extended product warranties, industry consolidation, the failure to achieve higher sales and improved operating margins at its Control Systems, Inc. subsidiary, the failure to retain key technical and management personnel, material or adverse changes in the Company's operations or business, failure to diversify into markets other than the semiconductor equipment market, failure to reduce product costs, failure to commercialize the Z-Bloc(TM) gas distribution system and failure to accurately anticipate demand for the Company's products.

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


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters of Security-Holders.

          The Annual Meeting of Shareholders was held on October 24, 1997 in Yorba Linda, California. Four incumbent Directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

                Name of Director                  Votes For                    Votes Withheld
                ----------------                  ---------                    --------------
                George Boyadjieff                  3,811,711                         36,781
                Michael J. Doyle                   3,810,711                         37,781
                James C. Levinson                  3,698,444                        150,048
                Edward Rogas                       3,812,211                         36,281

          On a proposal to adopt the 1997 Stock Incentive Plan, there were 2,493,936 votes cast in favor; 370,924 votes cast against; 9,550 abstention and 974,082 broker non-votes.

Item 5.   Subsequent Events.

     (a) On January 2, 1998 the Company entered into a Stock Repurchase Agreement with James C. Levinson and Marilyn G. Levinson ("the Levinsons"), as individuals and as general partners of the J & L Levinson Partnership, to purchase 368,475 shares of the Company's common stock at a purchase price of $12.25 per share, and to purchase 18,868 common stock options held by the Levinsons for an aggregate purchase price of $54,479. In addition, the Company entered into a similar agreement with various family members of the Levinsons to purchase approximately 44,000 shares at a purchase price of $12.25. The combined stock repurchase of approximately 412,000 shares represents 9.2% of the outstanding stock of the Company. The stock repurchases provided by these agreements were substantially completed on January 2, 1998. The Company used available cash resources of approximately $5.1 million to complete this transaction.

     (b)  Pursuant to the Stock Purchase Agreement dated January 2, 1998, James
          C. Levinson resigned from the Company' Board of Directors effective January 2, 1998.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit 11.1   - Computation of Earnings per Share
          Exhibit 27     - Financial Data Schedule (for electronic filing only)

     (b) One Current Report on Form 8-K was filed by the Company during the quarter ended November 29, 1997. On September 3, 1997 the Company filed a Current Report on Form 8-K reporting the resignation of A. Wade Blackman from the Registrant's Board of Directors.

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



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  January 8, 1998               /s/ Michael J. Doyle
                                     ----------------------------
                                     Michael J. Doyle, President
                                     and Chief Executive Officer


Date:  January 8, 1998               /s/ Gary N. Patten
                                     ----------------------------
                                     Gary N. Patten
                                     Chief Financial Officer