Form 10-Q
period 1998-02-28
UNIT INSTRUMENTS INC
filed 1998-04-13
CIK 350067

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   February 28, 1998

                                 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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





  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes XXX   NO ___
                                                  ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Classes                    Outstanding at March 31, 1998:
              -------                    ------------------------------
Common Stock $.15 Par Value........                 3,995,118

===============================================================================

                            UNIT INSTRUMENTS, INC.

                                   INDEX

                                                                       Page No.
                                                                       --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets.........................           3-4
February 28, 1998 and May 31, 1997

Condensed Consolidated Statements of Operations...............            5
Three months and nine months ended February 28, 1998
and March 1, 1997

Condensed Consolidated Statements of Cash Flows...............            6
Nine months ended February 28, 1998 and March 1, 1997

Notes to Condensed Consolidated Financial Statements..........           7-9

Management's Discussion and Analysis of.......................          10-15
Financial Condition and Results of Operations


Part II.     Other Information

Item 5.     Significant Events................................           16

Item 6.     Exhibits and Reports on Form 8-K..................           16

Signatures....................................................           17

PART I.   FINANCIAL INFORMATION



                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of February 28, 1998 and May 31, 1997
                            (amounts in thousands)
                                 (unaudited)



                                                                February 28, 1998          May 31, 1997
                                                              ---------------------   ---------------------
ASSETS:
Current Assets:
      Cash and cash equivalents                                      $ 8,839                 $12,203
      Accounts and notes receivable                                    8,145                   7,032
      Inventories                                                      8,809                   8,700
      Income taxes refundable                                             85                   1,523
      Prepaid expenses and other                                         409                     322
      Deferred taxes                                                   1,333                   1,333
                                                                     -------                 -------
         Total current assets                                         27,620                  31,113

Property, plant and equipment, at cost:
      Buildings and improvements                                       5,700                   5,046
      Machinery and equipment                                         13,139                  14,644
                                                                     -------                 -------
                                                                      18,839                  19,690
      Accumulated depreciation and amortization                       10,266                   9,767
                                                                      -------                 -------
                                                                       8,573                   9,923
      Construction in progress                                           185                     226
                                                                      -------                 -------
Net property, plant and equipment                                      8,758                  10,149

Goodwill, net of accumulated amortization of
    $1,989 and $2,275 respectively                                     4,072                   8,577
Other assets                                                           1,150                   1,125
                                                                     -------                 -------
                                                                     $41,600                 $50,964
                                                                     =======                 =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    as of February 28, 1998 and May 31, 1997
                             (amounts in thousands)
                                  (unaudited)



                                                                   February 28, 1998              May 31, 1997
                                                              ---------------------------   -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $ 1,981                     $ 2,290
      Accrued compensation and benefits                                  1,745                       1,113
      Current installments on term debt                                  1,572                       1,740
      Other current liabilities                                          2,506                       2,274
                                                                       -------                     -------
             Total current liabilities                                   7,804                       7,417

Deferred income taxes                                                      203                         203
Other long-term liabilities and deferred credits                           570                         683
                                                                       -------                     -------
             Total liabilities                                           8,577                       8,303

Shareholders' equity:
  Common stock, $.15 par value; authorized shares:                         599                         658
        12,000,000; issued shares:  3,995,118 as of
        February 28, 1998 and 4,384,627 as of
        May 31, 1997
  Additional paid-in capital                                            21,672                      23,211
  Retained earnings                                                     11,506                      19,280
  Foreign currency translation adjustment                                 (754)                       (488)
                                                                       -------                     -------
     Total shareholders' equity                                         33,023                      42,661
                                                                       $41,600                     $50,964
                                                                       =======                     =======

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      February 28, 1998 and March 1, 1997
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                            ------------------------------         ----------------------------
                                                              02/28/98            03/01/97           02/28/98          03/01/97
                                                            ----------          ----------         ----------        ----------
Net sales                                                   $   13,294          $    9,624         $   42,815        $   30,914
Operating costs and expenses:
    Cost of goods sold                                           9,787               7,499             29,616            23,796
    Selling and administration                                   3,371               2,742              9,511             9,106
    Restructuring costs                                          4,931                 -0-              4,931               558
    Research, development and engineering                        1,173                 862              3,498             3,064
                                                            ----------          ----------         ----------        ----------
          Operating income (loss)                               (5,968)             (1,479)            (4,741)           (5,610)

Interest income                                                    184                 219                603               629
Interest expense                                                   (14)                (15)               (42)              (41)
Other income (expense), net                                         22                 (48)               (58)              (60)
                                                            ----------          ----------         ----------        ----------
Loss before income taxes                                        (5,776)             (1,323)            (4,238)           (5,082)
Income tax benefit                                                (700)               (423)               (85)           (1,626)
                                                            ----------          ----------         ----------        ----------
Net loss                                                    $   (5,076)         $     (900)        $   (4,153)       $   (3,456)
                                                            ==========          ==========         ==========        ==========
Loss per share:
    Basic and diluted                                       $    (1.21)         $    (0.21)        $    (0.95)       $    (0.79)
                                                            ==========          ==========         ==========        ==========
Average shares used in computing loss per share:
    Basic and diluted                                        4,192,000           4,370,000          4,394,000         4,376,000
                                                            ==========          ==========         ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         For the Nine Months Ended February 28, 1998 and March 1, 1997
                             (amounts in thousands)
                                  (unaudited)

                                                                              Nine Months Ended
                                                               -----------------------------------------------
                                                                 February 28, 1998          March 1, 1997
                                                               ----------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(4,153)                 $(3,456)
    Adjustments to reconcile net loss to
    net cash provided from operating activities:
               Depreciation and amortization                                   2,174                    2,341
               (Gain) loss on write-off and disposal of assets                   381                       (1)
               Loss from asset impairment                                      4,125                      -0-
    Changes in assets and liabilities net of effect of
        businesses sold and acquired:
               Accounts receivable                                            (1,113)                   4,673
               Inventories                                                      (109)                   1,912
               Prepaids and other assets                                        (150)                    (188)
               Accounts payable and accrued liabilities                          555                   (1,880)
               Income taxes                                                    1,438                   (1,854)
               Other liabilities                                                (113)                      60
                                                                             -------                  -------
Net cash flows provided from operating activities                              3,035                    1,607

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                        (819)                    (913)
    Net cash paid for acquisition of Control Systems, Inc.                       -0-                   (1,127)
    Proceeds from asset sales                                                     73                       16
                                                                             -------                  -------
Net cash used in investing activities                                           (746)                  (2,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                   -0-                     (254)
    Change in short-term borrowings, net                                        (168)                    (783)
    Purchase of company common stock                                          (6,042)                    (250)
    Proceeds from exercise of stock options                                      823                      116
                                                                             -------                  -------
Net cash flows used in financing activities                                   (5,387)                  (1,171)
Effect of exchange rate changes on cash and cash equivalents                    (266)                    (116)
                                                                             -------                  -------
Net decrease in cash and cash equivalents                                     (3,364)                  (1,704)

Cash and cash equivalents at beginning of year                                12,203                   14,572
                                                                             -------                  -------
Cash and cash equivalents at end of period                                   $ 8,839                  $12,868
                                                                             =======                  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                            $    62                  $    41
    Net (refunds) or payments of income taxes                                $(1,522)                 $   231

See accompanying notes to condensed consolidated financial statements.

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)



1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at February 28, 1998 and May 31, 1997, and the results of its operations for the three month and nine month periods ended February 28, 1998 and March 1, 1997.
     The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year. Certain prior year items have been reclassified to conform to the current year presentation.

2.   Inventories

     Inventories at February 28, 1998 and May 31, 1997 consisted of the following:

                               February 28, 1998   May 31, 1997
                               -----------------   ------------

     Raw materials                        $6,139         $6,701
     Work in process                       1,513          1,058
     Finished goods                        1,157            941
                                          ------         ------

        Total inventories                 $8,809         $8,700
                                          ======         ======

3.   Acquisition of Control Systems, Inc.

     The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company stock valued at $3,977,000. CSI fabricates high purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition has been accounted for by using the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for the three month and nine month periods ended on February 28, 1998 and March 1, 1997. A Current Report on Form 8-K was filed on July 1, 1996 reporting this transaction.


4.   Restructuring Charges

     During the third quarter of the current fiscal year, the Company approved a restructuring plan which included the closure of the Rio Rancho, New Mexico manufacturing and administrative facility of CSI. In addition, the Company reduced its workforce by 35 employees at its Yorba Linda manufacturing facility because of a downturn in the semiconductor equipment market. Operations and administrative functions of the Rio Rancho facility were transferred to the Chandler, Arizona facility and the Yorba Linda, California corporate office, respectively. The intent of the restructuring was to reduce the manufacturing costs of producing high purity gas systems, limit product offerings, and to improve efficiency by centralizing certain administrative and marketing functions.

     The categories of costs included in the restructuring charge are as follows:

          Severance and other employee related costs       $  288,000
          Facility closure costs                              136,000
          Impairment of goodwill                            4,125,000
          Fixed asset disposition and write-off               382,000

          Total restructuring costs                        $4,931,000

     47 employees were terminated as a result of the restructuring, including two executives of the Company, resulting in a charge of $288,000 of which $54,000 has been paid and $234,000 is recorded as a current liability.

     The Rio Rancho facility is no longer utilized, except for three (3) engineering employees and a sales representative who temporarily remain at the facility. Costs to close the facility and remove the leasehold improvements have been accrued in the amount of $136,000. The Company is looking for a tenant to sublease the building, or to negotiate the termination of the lease.

     Due to the decline in expected sales volume of high purity gas systems and the decision to curtail product offerings, management has determined, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived to Be Disposed of" ("SFAS121"), that an asset impairment exists. Management has determined that future undiscounted cash flows from this business will not equal the value of the related goodwill over its remaining life of approximately 10 years. It has been determined that the value of the high purity gas system business is not in excess of the value of the associated tangible assets based on the past and anticipated performance of the business. Therefore, the Company deems that the high purity gas system related goodwill, with a remaining unamortized carrying value of $4,125,000, is fully impaired and has written off the entire carrying amount of such goodwill. No tax deduction is allowed for this charge.

     The fixed assets of the Rio Rancho facility that are useable were relocated to Yorba Linda or Chandler. The fixed assets that are not useable or removable have been written off in the amount of $382,000.

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


5.  Significant Events

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED MARCH 1,
1997

Net sales for the third fiscal quarter ended February 28, 1998 increased 38% to $13,294,000 from $9,624,000 for the comparable prior year period. Mass flow controller ("MFC") shipments from the U.S. were up 59% over the prior year period, while sales from the Company's facilities in Ireland, Japan and Korea were up 45%. High purity gas system sales were unchanged for the comparative period. The overall increase in sales was due to higher unit volumes and higher average selling prices. During the third quarter of the prior fiscal year, the Company's sales were starting a gradual recovery from an industry-wide decline in semiconductor equipment orders. This trend continued through the Company's second quarter of the current fiscal year. In the third fiscal quarter of the current year, order rates started to decline in the first part of quarter and this trend accelerated throughout the balance of the quarter. Therefore, while sales for the current period are substantially higher than the prior year's period, the trends in both periods were exactly opposite. Without a significant change in the trend of orders during the fourth fiscal quarter of 1998, sales will be lower in the fourth quarter compared to the comparative period in fiscal 1997. The current softness in orders for MFC's appears to be directly related to an overall downturn in the semiconductor equipment market.

Gross profit margin increased to $3,507,000, or 26% of sales for the current quarter, from $2,125,000, or 22% of sales, for the third quarter of last fiscal year. The higher sales achieved for the current period allowed improved utilization of manufacturing facilities, which reduced overhead costs as a percentage of sales. Also, direct labor productivity increased because of a more favorable product mix, higher operating activity levels, and cost reduction programs. These reductions in cost were partially offset by higher material cost, as a percent of sales, attributable to increases in inventory reserves of obsolete components related to discontinued MFC models and obsolete high purity gas system components.

Selling, general and administrative ("SG&A") expenses increased to $3,371,000 for the current quarter from $2,742,000 for the third quarter of the prior fiscal year. As a percentage of sales, SG&A declined to 25% from 29% in the third quarter of last fiscal year. SG&A expenses increased because of the higher sales levels for the current period, in addition to expenses for employee separation, recruitment and relocation charges, bad debt expense and legal fees.

During the third quarter of the current fiscal year, the Company approved a restructuring plan which included the closure of the Rio Rancho, New Mexico manufacturing and administrative facility. Operations and administrative functions of the Rio Rancho facility have been transferred to the Chandler, Arizona facility and the Yorba Linda, California corporate office, respectively. The intent of the restructuring was to reduce the manufacturing costs of producing high purity gas systems and to improve efficiency by centralizing certain administrative and marketing functions. The restructuring plan also incorporated a reduction in product offerings and a corresponding decrease in engineering and new product development activities.

The categories of costs included in the restructuring charge are as follows:

     Severance and other employee related costs       $  288,000
     Facility closure costs                              136,000
     Impairment of goodwill                            4,125,000
     Fixed asset disposition and write-off               382,000

     Total restructuring costs                        $4,931,000

47 employees were terminated as a result of the restructuring, including two executives of the Company, resulting in a charge of $288,000 of which $54,000 has been paid and $234,000 is recorded as a current liability.

The Rio Rancho facility is no longer utilized, except for a few engineering employees and a sales representative who temporarily remain at the facility. Costs to close the facility and remove the leasehold improvements have been accrued in the amount of $136,000. The Company is looking for a tenant to sublease the building, or to negotiate the termination of the lease.

Due to the decline in expected sales volume of high purity gas systems and a curtailment of product offerings, management has determined, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived to Be Disposed of" ("SFAS121"), that an asset impairment exists. Management has determined that future undiscounted cash flows from the high purity gas system business will not equal the carrying value of the related goodwill over its remaining life of approximately 10 years. It has been determined that the value of the high purity gas system business is not in excess of the carrying value of the associated tangible assets based on the past and anticipated performance of the business. Therefore, the Company has determined that the high purity gas system related goodwill, with a remaining unamortized carrying value of $4,125,000, is fully impaired and has written off the entire carrying amount of such goodwill. No tax deduction is allowable for the write-off of goodwill.

The fixed assets of the Rio Rancho facility that are useable were relocated to Yorba Linda or Chandler. The fixed assets that are not useable or removable have been written off in the amount of $382,000.

Research, development and engineering ("RD&E") expenses increased 36% to $1,173,000 in the current quarter from $862,000 in the third quarter of the prior fiscal year. RD&E activity is primarily directed towards new product development, including the Company's proprietary

Z-Bloc(TM) modular gas system. The Company believes that the continued timely development of new products and product enhancements is essential to maintaining its competitive position.

Interest income decreased 16% to $184,000 in the current quarter from $219,000 in the prior year quarter due to lower cash balances, which mainly resulted from the purchase of Company stock from a former director.

Loss before income tax for the current quarter was $5,776,000, compared to loss before income tax of $1,323,000 for the prior year period. An income tax benefit of $700,000 was provided for the current quarter, compared to an income tax benefit of $423,000 for the comparable prior year period. The rate of tax benefit is 12% for the current period, as compared to the prior year tax benefit rate of 32%. The reduction in tax benefit rate is mainly due to the non-deductibility of the goodwill asset impairment loss recorded during the current period.

Net loss for the current period is $5,076,000, or $1.21 per share, compared to a net loss of $900,000, or $0.21 per share, for the prior year period.

The Company sells directly to Pacific Rim customers and sells indirectly to Pacific Rim customers through semiconductor equipment manufacturers. The Company has experienced a reduction in orders since December, 1997. This reduction may be partially due to the economic difficulties in that region, but it is not known to what extent such difficulties have contributed to the reduction in orders, if any. The Company is not able to predict the extent of this downturn, either in terms of severity or length of time that it will exist.

The Company has entered into a supply agreement with the owner of a semiconductor fabrication facility ("End User") that provides for Unit to be the exclusive supplier of MFC's during build-out of Phase I. As part of this agreement, Unit has warranted its MFC's for a ten (10) year period. Unit's standard warranty period for metal seal MFC's is three (3) years, and the Company has no experience with what incremental costs could be for this extended warranty period. The Company has established a warranty reserve for this extended warranty period based on mean time between failure data that it believes to be the most appropriate criteria for estimating this future liability. As such, the Company does not believe this to be a material liability, but there can be no assurances that its methodology for the establishment of the warranty reserve will be adequate during the extended warranty period.

The Company installed a new enterprise resources planning system during fiscal 1997 that integrates the Company's manufacturing, marketing and accounting systems. The Company believes it is in compliance with the year 2000 requirements.


NINE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO NINE MONTHS ENDED
MARCH 1, 1997

Sales for the nine-month period ended February 28, 1998 increased 38% to $42,815,000 from $30,914,000 for the comparable prior year period. This sales increase is primarily due to the semiconductor equipment market recovery from the industry downturn that started in mid-1996. Sales of MFC's were up 42%, while sales from the Company's facilities in Ireland, Japan and Korea were up 37%. High purity gas system sales were up 76% for the comparative period. The increase in MFC sales resulted from higher unit volumes and higher average selling prices. In June 1996, the start of the Company's 1997 fiscal year, incoming order rates started to decline and this trend continued until the end of the second fiscal quarter and then trended up during the third quarter of fiscal 1997. During the current fiscal year, order rates were stable during the first and second fiscal quarters, but then declined rapidly during the third fiscal quarter. The Company's order pattern during fiscal 1997 and fiscal 1998 closely matched activity levels in the semiconductor equipment market during those same periods. Sales of high purity gas systems have declined each quarter of the current fiscal year because of lower orders from a major customer for manifolds and lower overall industry demand.

Gross profit for the current period increased to $13,199,000, or 31% of sales, as compared to $7,118,000, or 23% of sales, for the comparable period last year. This improvement in gross profit margins is attributable to significantly higher sales, improved direct labor productivity, cost reduction programs and higher facility utilization. Partially offsetting these lower cost of sales, as a percent of sales, is higher material costs because of product mix and certain inventory reserves for model discontinuance and obsolete components.

SG&A expenses increased to $9,511,000, or 22% of sales, in the current period from $9,106,000, or 30% of sales, in the prior year period. SG&A expenses decreased, as a percent of sales, because of higher sales volume and generally tight control over discretionary expenses.

During the third quarter of the current fiscal year, the Company approved a restructuring plan which included the closure of the Rio Rancho, New Mexico manufacturing and administrative facility. Operations and administrative functions of the Rio Rancho facility have been transferred to the Chandler, Arizona facility and the Yorba Linda, California corporate office, respectively. The intent of the restructuring was to reduce the manufacturing costs of producing high purity gas systems and to improve efficiency by centralizing certain administrative and marketing functions. The restructuring plan also incorporated a reduction in product offerings and a corresponding decrease in engineering and new product development activities.

The categories of costs included in the restructuring charge are as follows:

     Severance and other employee related costs       $  288,000
     Facility closure costs                              136,000
     Impairment of goodwill                            4,125,000
     Fixed asset disposition and write-off               382,000

     Total restructuring costs                        $4,931,000

A restructuring charge of $558,000 was recorded in the prior fiscal year for severance related expenses and costs associated with the consolidation of a service center facility.

The Company's research, development and engineering expense increased 14% to $3,498,000 in the current nine-month period from $3,064,000 in the prior year period. This increase reflects continued new product development programs, in conjunction with performance enhancements for current products. The Company's Z-Bloc(TM) modular gas delivery development program is part of the product development effort. The Company believes the continued development of new products, and product enhancements, is essential to maintaining and improving its competitive position within the semiconductor equipment market.

Interest income decreased moderately to $603,000 in the current period from $629,000 in the prior year period due to lower average cash balances. Interest expense was basically unchanged.

Loss before income tax for the current period was $4,238,000, compared to loss before income tax of $5,082,000 for the prior year period. An income tax benefit of $85,000 was provided for the current nine month period, compared to an income tax benefit of $1,626,000 for the comparable prior year period. The rate of tax benefit is 2% for the current period, as compared to the prior year tax benefit rate of 32%. The reduction in tax benefit rate is mainly due to the non-deductibility of the goodwill asset impairment loss recorded during the third fiscal quarter of the current year.

Net loss for the current period is $4,153,000, or $0.95 per share, compared to a net loss of $3,456,000, or $0.79 per share, for the prior year period.


FINANCIAL CONDITION

Cash flow for the nine-month period ending February 28, 1998 provided by operations was $3,035,000. Net loss, plus non-cash charges of depreciation, amortization, asset write-off and impairment, provided cash of $2,527,000. Income taxes, net of accruals and refunds, provided $1,438,000 of cash flow, primarily from refunds received from carrying back the fiscal 1996 loss.

Accounts receivable used $1,113,000, primarily because of higher balances caused by increased sales volume. Inventory turns for the current nine-month period improved to 4.5 from 3.8 in the prior comparable period, due to higher sales and reduced inventory balances.

Capital expenditures used $819,000 of cash with approximately $500,000 of this amount for the new service center in Richmond, Virginia. The exercise of stock options provided cash flow of $823,000 for the current period. The exercise of these options was primarily related to expiration of the subject options and, as such, the Company does not anticipate that this level of option exercise will continue for the balance of the fiscal year. $6,042,000 cash was utilized to buy-back Company stock. The majority of such stock was purchased during the third quarter from a former director of the Company. Net cash used by all the Company's activities for the current nine-month period was $3,364,000.

As of February 28, 1998, cash and equivalents were $8,839,000, as compared to $12,203,00 at May 31, 1997. The significant cause of the reduction in cash balances was the purchase of Company stock. The Company expects that its cash resources will be adequate to fund its anticipated near-term capital requirements.

The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1999. Interest is payable monthly at prime, or an Offshore Rate plus 1.5 %. The credit facility provides for the issuance of letters of credit not to exceed $5,000,000. At February 28, 1998, there were no amounts borrowed under this agreement. A $1,900,000 standby letter of credit was issued to support a loan from a Japanese bank, with a balance of $1,561,000 at February 28, 1998, from a Japanese bank to Unit Instruments Japan Inc., a subsidiary of the Company. The revolving credit agreement contains certain financial covenants with which the Company will not be in compliance as a result of the third quarter net loss. The Company anticipates receiving a waiver of the financial covenants with which it will not be in compliance as a result of the third quarter loss. However, there can be no assurance that the bank will waive compliance and, in this event, the Company would be obligated to repay the borrowing from the Japanese bank in the amount of approximately $1,600,000. The Company has classified this amount as a current liability and believes that it has adequate cash resources if it were required to repay such amount.

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

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependence on a few large customers, the Company's dependence on the semiconductor market, which is subject to cyclicality and periodic fluctuations in demand, current economic and financial conditions in Asia and, in particular, Korea, the magnitude and duration of the current industry downturn, the successful development and industry acceptance of new products, failure to gain MFC market share, the replacement of the Company's products with new technology, pricing pressures, the potential change in competitive conditions within the markets served by the Company, expenses for extended product warranties, industry consolidation, the failure to retain key technical and management personnel, material or adverse changes in the Company's operations or business, failure to diversify into markets other than the semiconductor equipment market, failure to reduce product costs, failure to commercialize the Z-Bloc(TM) gas distribution system and failure to accurately anticipate demand for the Company's products.

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

Item 5.    Significant Events.

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


    (b)    Pursuant to the Stock Purchase Agreement dated January 2, 1998, James
           C. Levinson resigned from the Company's Board of Directors effective January 2, 1998 .



Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits
           11.1   -   Computation of Earnings per Share
           27 - Financial Data Schedule (for electronic filing only)

    (b)    Reports on Form 8-K
           No Current Reports on Form 8-K were filed for the quarter ended February 28, 1998

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



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  April 9, 1998                 /S/ Michael J. Doyle
                                     --------------------

                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  April 9, 1998                 /S/ Gary N. Patten
                                     ------------------

                                     Gary N. Patten
                                     Chief Financial Officer