Form 10-K405
period 1998-05-31
UNIT INSTRUMENTS INC
filed 1998-08-11
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K



(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED:  May 31, 1998
                                       OR

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES   XXX       NO   ____
                                                      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


  On August 3, 1998, 3,867,814 shares of the Corporation's Common Stock,
$.15 par value, were held by non-affiliates. The aggregate market value of such shares, computed by reference to the closing price of the Corporation's Common Stock on Nasdaq on August 3, 1998 was $37,228,000.


  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                          CLASSES               OUTSTANDING AT AUGUST 3, 1998:
         ---------------------------------      ------------------------------
         Common Stock $.15 Par Value.......                3,995,118

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

  Following the restructuring, the Company consists of one operating segment which designs, manufactures and markets mass flow controllers that are used to control the flow of process gases into semiconductor wafer fabrication chambers and other related semiconductor fabrication equipment. Also included in this segment is the design, manufacture and marketing of ultra high-purity gas isolation boxes, gas panels and valve manifold boxes for use in semiconductor wafer manufacturing processes. Wafer fabrication involves deposition, etching and stripping processes that each require the introduction of process gases that must be precisely controlled to ensure system throughput and process yields. The Company's products are marketed and sold worldwide through a direct sales force and sales representatives. Principal marketing and service centers are maintained in the United States, Ireland, Japan and Korea.

ACQUISITION OF CONTROL SYSTEMS, INC.
------------------------------------

  The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996. CSI fabricates high-purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition of CSI was accounted for as a purchase with consideration of $1.2 million in cash and 289,000 shares of Common Stock valued at approximately $4.0 million. This acquisition resulted in the recording of goodwill of approximately $4.8 million. CSI was based in Rio Rancho, New Mexico and was operated as a wholly-owned subsidiary of the Company. During fiscal 1998, the Company consolidated most of the operations of CSI's Rio Rancho facility into its facility in Chandler, Arizona. See Management Discussion and Analysis of Financial Condition and Results of Operations for discussion of 1998 restructuring plan, including the write-off of $4,125,000 of CSI goodwill.

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

  In conjunction with the sale of Burton Corblin and AEG, the Company also adopted a restructuring plan that involved the merger of Autoclave Engineers, Inc. into its wholly-owned subsidiary, Unit Instruments, Inc., and the relocation of the corporate office function to Unit Instruments' headquarters in Yorba Linda, California. The corporate office function was transferred to Unit Instruments in September, 1995 and the shareholders, at the Annual Shareholders' Meeting in November, 1995, approved the merger of Autoclave Engineers, Inc. into Unit Instruments, Inc., with Unit being the surviving corporation in such merger. As a result of these activities, restructuring costs of $1,230,000 were incurred during fiscal 1995 and $373,000 of costs were recorded for fiscal 1996.

SUBSEQUENT EVENT
----------------

  On July 2, 1998, United States Filter Corporation ("U.S. Filter"),
Kinetics Acquisition Corp., a California corporation and wholly-owned subsidiary of U.S. Filter ("Subcorp"), and Unit Instruments, Inc. ("Unit") executed an Agreement and Plan of Merger whereby Subcorp will be merged with and into Unit (the "Merger") and Unit will survive the merger (the "Surviving Corporation") and become a wholly-owned subsidiary of U.S. Filter.

  Pursuant to the terms of the Agreement and Plan of Merger, U.S. Filter had a 30-day period, ending on July 31, 1998, to complete due diligence. On July 31, 1998, U.S. Filter notified Unit that it was dissatisfied with certain items relating to the Company that resulted from their due diligence review, including the declining prospects for the Company and its business due to the deteriorating fundamentals in the semiconductor equipment market, and indicated that they intended to terminate the Agreement and Plan of Merger unless these items were cured or resolved to U.S. Filter's satisfaction within 30 days. On August 5, 1998, U.S. Filter and Unit agreed to amend the terms of the Agreement and Plan of Merger and executed the First Amendment to the Agreement and Plan of Merger, collectively ("the Merger Agreement"). With the execution of the First Amendment, U.S. Filter has agreed that their due diligence condition has been satisfied, except for the requirement that Needham & Company, Inc. ("Needham") terminate certain registration rights associated with a warrant held by Needham for 100,000 shares of the Company's common stock.

  On July 7, 1998, Unit filed Form 8-K which summarized the Agreement and
Plan of Merger and included a complete copy of the Agreement and Plan of Merger. Included with Unit's Form 10-K, for the period ending May 31, 1998, is Exhibit 10.14, First Amendment to the Agreement and Plan of Merger, dated August 5, 1998. The below-referenced summary of the terms of the Merger Agreement is qualified in its entirety by reference to the full text of the Agreement and Plan of Merger and to First Amendment to the Agreement and Plan of Merger.

  Upon the effectiveness of the Merger, each outstanding share of common stock, par value $0.15 per share ("Common Stock"), of Unit, with the exception of shares held by shareholders who properly exercise dissenters' rights under the Corporations Code of the State of California, will be converted into a number of shares of U.S. Filter's common stock equal to the Exchange Ratio (as defined below), collectively, the "Merger Consideration."

  The exchange ratio (the "Exchange Ratio") will be calculated as follows:
(a) if the average daily closing price (the "Average Closing Price") on the New York Stock Exchange of U.S. Filter's common stock during the 20 consecutive trading days ending five days prior to the Closing Date is above $26.00, the Exchange Ratio will be equal to $11.03 divided by the Average Closing Price; and
(b) if the Average Closing Price is equal to or less than $26.00, the Exchange Ratio will be equal to $11.03 divided by $26.00. If the Average Closing Price is less than $24.00, Unit may terminate the Merger Agreement.

  The closing of the Merger is subject to certain conditions, but not limited to, the termination of certain registration rights held by Needham, expiration of the Hart-Scott-Rodino waiting period, and approval by Unit shareholders. The transaction is expected to close in October, 1998. Following the merger, Unit will become a wholly-owned subsidiary within U.S. Filter's Kinetics Group ("USF Kinetics").

  At the effective time (the "Effective Time"), each outstanding stock option or warrant to purchase Unit stock shall automatically convert into an option to purchase a number of shares of U.S. Filter common stock equal to (x) the number of shares of Unit Common Stock issuable immediately as of the date of this Agreement upon exercise of such Unit stock option or warrant multiplied by
(y) the Exchange Ratio with an exercise price equal to the exercise price which existed under the corresponding Unit stock option or warrant divided by the Exchange Ratio, and with such other terms and conditions, subject to U.S. Filter's approval, as were in effect under such Unit stock option or warrant as of the date of this Agreement.

  Fractional shares will not be issued, but the pro rata portion of the net proceeds of the sale of all such shares will be paid in cash to the persons entitled thereto. As a result of the conversion of the Unit Common Stock, the Unit Common Stock will be de-listed from the Nasdaq National Market tier of The Nasdaq Stock Market and will not be listed on any national securities exchange or quoted in any inter-dealer quotation system, and holders of Unit Common Stock will become shareholders of U.S. Filter.

  On July 17, 1998, the Company announced in a press release that it intends to reduce its worldwide workforce by approximately 15% and is initiating partial domestic plant shutdowns in response to the continuing downturn in the semiconductor equipment market.

  The partial plant shutdowns will be effected by closing domestic facilities on Fridays, allowing for only limited services and production on such days. The magnitude and financial impact of these actions has not yet been determined, but will be included in the Company's quarterly report on Form 10-Q for the first fiscal quarter ending August 29, 1998.

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

  The Company primarily produces two types of MFCs: elastomer and all-metal seal. Elastomer MFCs incorporate many of the same subassemblies as all-metal seal products, but use less costly organic or elastomer seals that are typically used in less process sensitive applications. All metal MFCs incorporate metal seals exclusively and are typically used in more demanding process control environments. The Company also designs, manufactures and markets ultra high-purity gas delivery systems. These products include valve manifold and gas distribution boxes, custom gas distribution systems and gas panels.

  The Company introduced an expanded line of mass flow controllers during fiscal 1997. These new products include analog/digital MFCs, full digital MFCs that are compliant with the Device Net protocol, two new models of MFCs that are specially designed for use with Safe Delivery Source ("SDS"(TM)) for ion implant processes, and a "mini" MFC that has a reduced footprint. In fiscal 1998, the Company introduced a digital high flow MFC and its patented Z-Bloc(TM) modular gas system.

  The Company has been developing a modular gas delivery system for the past several years and during the latter part of 1997, several prototype ("Z-Bloc") systems were delivered for evaluation. The Z-Bloc system features down-ported components that are mounted with Unit's proprietary Z-Seal metal seals on machined blocks, reducing the gas box size and providing significantly easier maintenance than conventional "welded" gas delivery systems. During fiscal 1998, the Company continued to supply customers with prototype Z-Bloc systems and made several design improvements to lower cost and enhance ease of fabrication.


  Customer service is provided through five domestic and ten international service centers. MFCs and related parts and service represented over 80% of Unit's sales for fiscal 1998, 1997 and 1996.

MARKETING AND CUSTOMERS
-----------------------

  The Company markets its MFCs directly to a well-defined group of original equipment manufacturers ("OEMs") of wafer fabrication and related process equipment. In addition, the Company markets directly to the semiconductor manufacturers ("end users") who purchase directly from the Company for spares and replacement MFCs. Additionally, end users can "nominate" a particular MFC supplier when purchasing fabrication equipment from the OEMs. The Company believes this "pull through" effect by the end users is an important element in determining market share in the industry. OEMs accounted for approximately 52% of total MFC related Company sales in fiscal 1998, with the balance of sales attributable to end users and industrial (non-semiconductor) customers.

  Unit primarily markets its products through a domestic direct sales force augmented by manufacturer representatives. Internationally, Unit markets through a direct sales force, manufacturer representatives and distributors.
The Company has nine domestic and five international sales offices. In addition to direct sales efforts, the Company utilizes regular participation in trade shows, frequent advertising in trade journals, and placement of evaluation units to market its products. The Company also works with existing and potential customers in prototype development efforts for "next generation" equipment applications.

  For fiscal year 1998, Applied Materials Inc. accounted for 22% of Unit's total sales and Lam Research Corporation accounted for 7% of total sales.

  Export and international sales were approximately 21%, 19% and 17% of total sales in fiscal 1998, 1997 and 1996, respectively. However, the Company believes that a substantial portion of domestic product shipments to OEMs are subsequently shipped to end users outside of the United States.

BACKLOG
-------

  The Company's backlog at May 31, 1998 was approximately $1.2 million, compared to backlog at May 31, 1997 of approximately $2.0 million. General industry practice allows for orders to be rescheduled or canceled without significant penalty. Most customer orders in backlog are deliverable within one to four weeks and, accordingly, the Company's backlog at any given date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING AND SUPPLIERS
---------------------------

  Unit designs, manufactures and assembles precision components at its own facilities but also relies on third-party suppliers for various machined parts and electronic subassemblies. All final assembly activity is performed in cleanrooms. Unit has four manufacturing facilities: the main facility in Yorba Linda, California, two smaller facilities in Japan and Ireland, and a facility in Chandler, Arizona that produces gas panel products. Customers are increasingly seeking reductions in lead-times, increases in quality and higher price/performance levels. To meet and exceed customer expectations, several manufacturing strategies have been implemented, including TQM and team benchmarking. The Company has augmented its quality focus over the past several years with the goal of reducing costs and increasing customer satisfaction. In fiscal 1995, the Company's facility in Ireland achieved registration under ISO 9002. In fiscal 1996, the Company achieved registration under ISO 9001 for its main manufacturing facility in Yorba Linda, California and in fiscal 1997 achieved registration under ISO 9001 for its service facility in Austin, Texas. In fiscal year 1998, the Company achieved ISO 9001 registration for its Z-Bloc operation in Yorba Linda, California, its fabricated gas system manufacturing facility in Chandler, Arizona, and its MFC service center, also in Chandler.
ISO 9000 registration is an international quality standard that signifies that a manufacturer has appropriate controls, documentation and procedures in all significant aspects of its manufacturing operation to produce consistent high quality products. ISO 9001 is the most comprehensive level in the ISO 9000 series.

  Most materials used in the Company's products are standard items that are available from multiple sources. However, certain raw materials are obtained from a limited number of suppliers and have an extended lead-time. Although the Company seeks to limit its dependency on limited sources suppliers and extended lead-times for raw materials, the partial or complete loss of these suppliers, or an abrupt increase in lead-times for raw material, could have a material adverse effect on the Company's results of operations.

  The Company's standard warranty period ranges from one to three years. The Company has one end user customer to which it has issued a ten year warranty in conjunction with an exclusive MFC supplier agreement. This warranty agreement includes a five year unconditional warranty and a limited five year warranty term. The Company does not consider physical damage from abuse or misuse as covered by the unconditional warranty. The Company has established a warranty reserve for this extended warranty agreement based upon mean time between failure data that it believes to be the most appropriate criteria for estimating this warranty liability. Management believes the costs associated with the extended ten-year warranty will not have a material impact on the consolidated results of operations; however, there can be no assurance that its methodology for establishing the warranty reserve will be adequate during the duration of the extended warranty period.

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

  For fiscal 1998, 1997 and 1996, the Company spent $4,533,000, $4,035,000 and
$3,757,000, respectively, for research, development and engineering activities.

INVENTORY AND WORKING CAPITAL
-----------------------------

  The Company is required to carry significant amounts of inventory to meet the rapid delivery requirements of its customers and to buffer against extended lead-times for certain raw materials. The Company does not provide extended payment terms to its customers. As a general policy, returns, for customer convenience, are not allowed by the Company.

ENVIRONMENTAL COMPLIANCE
------------------------

  The Company has identified ground water and soil contamination at its previously owned Erie, Pennsylvania operation of Autoclave Engineers Group. These findings have been reported to the appropriate authorities and the Company has established a reserve of $661,000 for estimated costs of further investigation and potential remediation related to the matter. In the opinion of management, the final outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations. See Note 12 of Notes to Consolidated Financial Statements.

  The Company's facilities are subject to federal, state and local authorities' environmental control regulations. In the opinion of management, compliance with these laws and regulations has not had, and will not have, a material effect upon the capital expenditures, earnings and competitive position of the Company.

YEAR 2000 COMPLIANCE
--------------------

  The Company has performed an examination of its major software applications to determine whether each system will be able to process date-based information correctly as the year 2000 approaches. The review included an examination of the software code currently utilized by the Company and obtaining confirmation from others with whom it does significant business to determine their year 2000 compliance status.

  The Company anticipates it will be year 2000 compliant by December, 1998 for all accounting and MIS systems application software. Accordingly, the Company believes that, based on its current examination, the year 2000 will not have a material adverse impact on the Company's operations and that the costs to accommodate the year 2000 will not be material. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers or customers will not cause an interruption of operations or other system functionality, or that the Company will not incur substantial costs to avoid such events.

EMPLOYEES
---------

  At May 31, 1998, the Company and its subsidiaries had 315 employees, of which 198 were in manufacturing and service support, 48 in marketing, sales and applications engineering, 39 in research, development and engineering and 30 in finance and administration. As of the end of fiscal 1998, the Company had 265 employees in the United States, 29 in Europe and 21 in the Pacific Rim. None of the Company's employees are represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

  The Company maintains its headquarters and principal manufacturing facility in a leased 82,000 square foot building in Yorba Linda, California. The lease on this facility expires in 2006 and provides for a 5-year renewal option. The Company owns a 7,000 square foot manufacturing facility in Dublin, Ireland; leases a 2,700 square foot manufacturing facility in Tokyo, Japan; and has four leased service centers in San Jose, California, Chandler, Arizona, Dallas and Austin, Texas. The Chandler, Arizona facility manufacturers high-purity gas fabrication systems, as well as providing facilities for an MFC service center. The Rio Rancho, New Mexico leased facility is no longer used. Its lease terminates on December 31, 1998 and the Company is currently undertaking efforts to find a replacement lessee. Internationally, Unit has leased service centers in Kyusha Island and Osaka, Japan and Sungnam, Korea.

The Company believes that the existing facilities are generally suitable and adequate for its business.


ITEM 3.  LEGAL PROCEEDINGS

  The Company filed suit against six suppliers of zinc-plated fasteners in July, 1997 in Superior Court of the State of California for the County of Orange. The Company is seeking actual and consequential damages to be determined. The suit alleges that Unit was shipped a defective batch of fasteners that failed in MFC products. Each defendant in such suit has responded to the Company's complaint. None of such defendants has filed a counterclaim against the Company.

  The Company is not involved in any material pending legal proceedings to which it is a party or to which any of its property is subject.


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

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

COMMON EQUITY MARKET DATA
-------------------------

  The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the Symbol: UNII. High and low closing prices for the Company's Common Stock, as reported on Nasdaq, and cash dividends paid per share, for the fiscal quarters indicated, were as follows:


                                                                                          DIVIDENDS
               PERIOD                         HIGH                   LOW                     PAID
              ----------                  ------------               ---                     ----
    1997       First Quarter                   $14.500               $8.625                   --
               Second Quarter                   10.625                8.250                   --
               Third Quarter                    10.625                8.125                   --
               Fourth Quarter                    9.625                7.250                   --

    1998       First Quarter                   $14.500               $8.938                   --
               Second Quarter                   14.250                9.750                   --
               Third Quarter                    10.500                8.500                   --
               Fourth Quarter                    9.750                6.375                   --

  The Company had 263 holders of record of its Common Stock on May 31, 1998. Based on the information available to the Company, there are approximately 1,571 beneficial shareholders. The Company suspended its regular quarterly dividends in fiscal 1996 and does not anticipate resuming cash dividend payments in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(amounts in thousands, except  per share data)
-----------------------------------------------------------------------------------------------------------------
YEARS ENDED MAY 31,                        1998            1997            1996           1995           1994
-----------------------------------------------------------------------------------------------------------------
Net sales                                   $52,234         $43,271         $65,568        $48,256        $33,141
Income (loss) from continuing
  operations before cumulative
  effect of accounting change                (4,649)         (4,308)          4,778            705           (212)
Discontinued operations:
  Income, net                                    --              --             750          1,334          1,186
  Gain on disposal, net                          --              --           1,454            963             --
Net income (loss)                            (4,649)         (4,308)          6,982          3,002          1,198
                                   ------------------------------------------------------------------------------
Basic earnings per share:
Income (loss) from continuing
  operations before cumulative
  effect of accounting change               $ (1.08)        $ (0.99)        $  1.16        $  0.17        $ (0.05)
Discontinued operations                          --              --            0.53           0.54           0.28
                                   ------------------------------------------------------------------------------
Net income (loss)                             (1.08)          (0.99)           1.69           0.71           0.28
Diluted earnings per share:
Income (loss) from continuing
  operations before cumulative
  effect of accounting change               $ (1.08)        $ (0.99)        $  1.09        $  0.16        $ (0.05)
Discontinued operations                          --              --            0.50           0.53           0.28
                                   ------------------------------------------------------------------------------
Net income (loss)                             (1.08)          (0.99)           1.59           0.69           0.28
Cash dividends declared per share                --              --         $  0.06        $  0.24        $  0.24
Average shares used in computing
  earnings per share
            Basic                             4,295           4,375           4,125          4,218          4,214
            Diluted                           4,295           4,375           4,393          4,340          4,268

MAY 31,                                        1998            1997            1996           1995           1994
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                             $19,722         $23,696         $26,724        $27,573        $25,128
Total assets                                 40,103          50,964          52,780         51,902         58,250
Long-term debt                                   --              58              --            453            952
Shareholders' equity                         33,010          42,661          43,224         38,478         37,721
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

RESULTS OF OPERATIONS
                                                              Operating Percentages
                                                 ------------------------------------------------
                                                      1998              1997            1996
                                                 ---------------   --------------   -------------
Net sales                                                100.0%           100.0%           100.0%
Cost of net sales                                         69.2%            77.6%            60.2%
Selling and administrative expenses                       23.1%            28.5%            22.2%
Restructuring costs                                        9.4%             1.3%             0.6%
Research and development expenses                          8.7%             9.3%             5.7%
Income (loss) from operations                            (10.5%)          (16.7%)           11.2%
Income (loss) from continuing operations                 (10.1%)          (10.0%)            7.3%
Discontinued operations                                    0.0%             0.0%             3.4%
Net income (loss)                                         (8.9%)          (10.0%)           10.6%

1998 COMPARED TO 1997
---------------------

  Sales for fiscal 1998 increased 20.7% to $52.2 million from $43.3 million in fiscal 1997. Management believes the increase in sales was primarily due to the recovery in the semiconductor market that began approximately at the beginning of calendar 1997. This recovery continued until approximately the beginning of calendar 1998 when another, more severe, downward trend became apparent in the semiconductor equipment market. The Company was able to increase sales on a fiscal year basis because the most recent downturn did not affect the first and second quarters, and only negatively impacted the latter part of the third fiscal quarter.

  The gross profit margin for fiscal 1998 increased to 30.8%, from 22.4% in fiscal 1997. The increase was mainly the result of increased efficiency due to higher manufacturing volume, lower overhead rates due to higher volume, and cost cutting programs affecting material acquisition costs and labor efficiency.

     Selling, general and administrative expenses ("SG&A") decreased as a percentage of sales in fiscal 1998 to 23.1%, from 28.5% in fiscal 1997. This was due to the increased sales base and a 2% reduction in actual SG&A expenses from fiscal 1997 to fiscal 1998. The reductions in expenses were attributable to cost cutting and the third quarter fiscal 1998 restructuring that began to result in cost savings in the fourth quarter of fiscal 1998.

     During the third quarter of fiscal 1998, the Company approved a restructuring plan that included the closure of the CSI Rio Rancho, New Mexico manufacturing and administrative facility. Operations and administrative functions for the Rio Rancho facility were transferred to the Chandler, Arizona facility and the Yorba Linda, California corporate office, respectively. The restructuring was effected to lower the cost of operations of high-purity gas systems production and to improve efficiency by centralizing certain administrative and marketing functions.

The categories of costs included in the restructuring charge are as follows:

     Severance and other employee related costs       $  288,000
     Facility closure costs                              136,000
     Impairment of CSI goodwill                        4,125,000
     Fixed asset disposition and write-off               382,000
                                                      ----------

     Total restructuring costs                        $4,931,000
                                                      ==========

     Thirteen employees were terminated as a result of the restructuring, including two officers of the Company, resulting in a charge of $288,000, of which $135,000 has been paid and $153,000 is recorded as a current liability as of fiscal year end.

     The CSI Rio Rancho facility is no longer utilized, except for a few engineering employees and a sales representative who temporarily remain at the facility. Costs to maintain the facility and remove the leasehold improvements were accrued in the third quarter in the amount of $136,000. As of May 31, 1998, $95,000 of this accrual remains as a current liability. The Company is looking for a tenant to sublease the building or to arrange to terminate the lease in exchange for providing the lessor with a new lessee. The lease of the Rio Rancho facility expires on December 31, 1998.

     Due to the decline in expected sales volume of high-purity gas systems, and a curtailment of product offerings, management determined, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived to Be Disposed of" ("SFAS 121") that an asset impairment exists. Management has determined that future undiscounted cash flows from the high-purity gas system business are not sufficient to recover the carrying value of the related goodwill over its remaining life of approximately 10 years. Therefore, the Company determined that the high-purity gas system related goodwill, with a remaining unamortized carrying value of $4,125,000, is fully impaired and has written-off the entire carrying amount of such goodwill. No tax deduction is allowed for this goodwill write-off. The fixed assets of the CSI Rio Rancho facility that are useable were relocated to Yorba Linda or Chandler. The fixed assets that were not useable or removable were written-off in the amount of $382,000.

     During fiscal 1997, a restructuring charge of $558,000 was incurred for severance related costs associated with the consolidation of the Tempe, Arizona service center into the Chandler, Arizona facility.

     Research, development and engineering expense ("RD&E") for fiscal 1998 increased by 12.3% over fiscal 1997 RD&E expenses. As a percentage of sales, RD&E expenses were slightly reduced to 8.7% in fiscal 1998, as compared to 9.3% in fiscal 1997. The Company is continually applying resources to the enhancement of existing products and the development of new products and new versions of existing products. The Company believes that these efforts are essential to maintaining and increasing its competitive position.

     Interest income declined 10.6% in fiscal 1998, as compared to fiscal 1997, due to lower average cash balances.

  Other expense was $441,000 in fiscal 1998, as compared to $39,000 of income for fiscal 1997. Of the $441,000 expense, $265,000 was due to currency transaction losses incurred by the Company's Japanese subsidiary. The value of the Japanese yen, as measured in U.S. dollars, declined during fiscal 1998.

     A loss before income taxes of $5,283,000 was recorded in fiscal 1998, as compared to a loss before income taxes of $6,528,000 recorded in 1997. Without the restructuring charge of $4,931,000, the fiscal 1998 pre-tax loss was $352,000, compared to fiscal 1997 pre-tax loss of $5,970,000, excluding the fiscal 1997 restructuring charge of $558,000.

     The tax benefit for fiscal 1998 is $634,000, which is 12% of pre-tax loss, as compared to a tax benefit of $2,220,000 in fiscal 1997, which was 34% of fiscal 1997 pre-tax loss. The fiscal 1998 tax benefit was only 12% of pre-tax loss, mainly because the goodwill write-off of $4,125,000, described in the restructuring paragraphs above, is not deductible for income tax purposes.

     A net loss of $4,649,000, or $1.08 per share, was recorded in fiscal 1998, as compared to a net loss of $4,308,000 in fiscal 1997, or $0.99 per share. The net loss of fiscal 1998 was largely due to restructuring charges of $4,931,000, of which $4,125,000 was a non-tax deductible charge.

     The Company has performed an examination of its major software applications to determine whether each system will be able to process date-based information correctly as the year 2000 approaches. The review included an examination of the software code currently utilized by the Company, and obtaining confirmation from others with whom it does significant business, to determine their year 2000 compliance status.

  The Company anticipates it will be year 2000 compliant by December, 1998 for all accounting and MIS systems application software. Accordingly, the Company believes that, based on its current examination, the year 2000 will not have a material adverse impact on the Company's operations and that the costs to accommodate the year 2000 will not be material. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers and customers will not cause an interruption of operations or other system functionality, or that the Company will not incur substantial costs to avoid such events.

1997 COMPARED TO 1996
---------------------

  Sales from continuing operations for fiscal 1997 decreased 34% to $43.3 million from $65.6 million in fiscal 1996. Management believes that this sales decline was mainly attributable to the industry slowdown that started approximately in the middle of 1996, and that the downturn appeared to bottom out near the end of calendar year 1996. Since that time, the Company has experienced a slow recovery in sales activity from the depressed business levels of late 1996 until January of 1998 when another industry downturn began to have a negative impact on the Company's sales orders.

  The Company primarily sells to original equipment manufacturers ("OEMs") that supply equipment used for the production of semiconductors. Therefore, the downturn in the semiconductor equipment industry had a strong negative impact on the Company's sales. As the market weakened, the Company's OEM customers immediately and substantially reduced their purchases of MFCs. Some OEMs began to liquidate their inventories of MFCs, which exacerbated the effect the industry downturn had on the Company's sales volume. In addition, the Company generally has a limited backlog due to a short production cycle which accentuates fluctuations in order rates. The reduction in sales was partially offset by sales generated from CSI, which was acquired on June 3, 1996 (fiscal
1997) of approximately $5.1 million. Sales of CSI's gas distribution systems were also lower than expected due mainly to a reduction in capital spending by CSI's largest customer. The downturn in the semiconductor equipment market has been worldwide and has had a negative impact on both domestic and international sales of the Company.

  The gross profit margin for fiscal 1997 was 22.4%, as compared to 39.8% in the prior year. This reduction can be attributed to the large decrease in production due to substantially lower sales volume. The reduction in production reduced overhead absorption rates and labor efficiency, thereby negatively impacting the gross profit margin. Substantial layoffs in the production departments were made as a result of the reduced volumes and organization and cost cutting measures were implemented in response to the downturn.

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

  Interest income increased to $822,000 in fiscal 1997, from $690,000 in fiscal 1996, because the cash balances from the sale of AEG were available for the entire fiscal year.

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

  A net loss of $4.3 million, or $.99 a share, was incurred for fiscal 1997. In fiscal 1996, the Company recorded income from continuing operations of $4.8 million, or $1.09 a share. In fiscal 1996, income from discontinued operations resulted from Autoclave Engineers Group operations through the date of sale in September, 1995. A net gain of $1.5 million was recorded on the sale of Autoclave Engineers Group. Net income for fiscal 1996 was $7.0 million, or $1.59 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In fiscal 1998, the Company generated $4,150,000 in cash from its operating activities. Contributing to the operating cash flow were depreciation and amortization expenses of $2,772,000, reductions in inventories of $1,062,000, and net tax refunds of $1,482,000. In addition to generating cash from operations, the Company obtained cash from the exercise of employee stock options and related tax benefit of $1,123,000. The reductions in inventories were due to an effort to reduce the amount of inventory on-hand and maintain the same level of response time of filling orders, generally within two weeks of receipt. Contributing to the net tax refund were refunds of federal income taxes received due to the carryback of the fiscal 1997 loss. The unusually large amount of cash received from the exercise of employee stock options was generally the result of a favorable stock market value in conjunction with a large number of option contracts expiring during fiscal year 1998.

     The Company used $1,192,000 for the acquisition of fixed assets, of which $472,000 was used to establish a service center in Virginia. The Company used $6,042,000 to buy 519,000 shares of Company stock. 412,000 of these shares were purchased from a former director and his family members. The net cash used by the Company in fiscal 1998 was $2,261,000.

     Cash balances as of May 31, 1998 were $9,942,000, as compared to cash of $12,203,000 as of May 31, 1997. The major reason for the cash reduction was the purchase of Company stock. Inventory balances as of May 31, 1998 were $7,638,000, as compared to $8,700,000 as of May 31, 1997. The reduction was mainly the result of efforts to streamline the purchasing and inventory functions, as well as to reduce the cost of purchased parts. Goodwill, as of May 31, 1998, was $4,034,000 and was $8,577,000 as of May 31, 1997. The
reduction in the carrying value of goodwill was due to the goodwill write-off, which is part of the restructuring charge of $4,931,000.

     The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1999. Interest is payable monthly at prime, or an Offshore Rate plus 1.5%. The credit facility provides for the issuance of letters of credit not to exceed $5,000,000. The revolving credit agreement contains certain financial covenants with which the Company was not in compliance as of May 31, 1998. At May 31, 1998, there were no amounts borrowed under this agreement. A $1,900,000 standby letter of credit was issued to support a loan from a Japanese bank, that has a balance of $1,428,571 as of May 31, 1998, to Unit Instruments Japan Inc., a subsidiary of the Company. Subsequent to May 31, 1998, the Company repaid its borrowing from the Japanese Bank on July 15, 1998 and canceled the outstanding letter of credit. Additionally, the Company terminated its revolving credit agreement with the bank on July 29, 1998.

     The Company's financial position remains strong. As of May 31, 1998, the Company had $9,942,000 in cash and no long-term debt. The Company expects that current cash balances and anticipated cash flow from operations will be adequate to meet its near-term financing needs.


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

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, the Company's dependence on a few large customers, the Company's dependence on the semiconductor market, which is subject to cyclicality and periodic fluctuations in demand, current economic and financial conditions in Asia and, in particular, Korea, the magnitude and duration of the current industry downturn, the successful development and industry acceptance of new products, failure to gain or maintain market share, the replacement of the Company's products with new technology, pricing pressures, the potential change in competitive conditions within the markets served by the Company, expenses for the extended product warranties, industry consolidation, the failure to retain key technical and management personnel, adverse changes in the Company's operations or businesses, failure to diversify into markets other than the semiconductor equipment market, failure to reduce product costs, failure to commercialize the Z-Bloc(TM) gas distribution system and failure to anticipate demand for the Company's products.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are within a single industrial segment and are dependent on a few large customers. This concentration on a single market and limited customer base subjects the Company to substantial risks, which increases the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives or plans for the Company will be achieved.

ITEM. 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Unit Instruments, Inc.


  In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 55 present fairly, in all material respects, the financial position of Unit Instruments, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Costa Mesa, California
July 17, 1998

                                                     UNIT INSTRUMENTS, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                     MAY 31, 1998 AND 1997
                                           (amounts in thousands, except share data)

                                                                                         1998                           1997
                                                                                        -----                          -----
Assets:
Current assets:
  Cash and cash equivalents                                                           $ 9,942                        $12,203
  Accounts receivable, less reserves of $135 in 1998 and $149 in 1997                   6,529                          7,032
  Inventories (Note 3)                                                                  7,638                          8,700
  Income taxes refundable (Note 6)                                                        735                          1,523
  Prepaid expenses and other                                                              277                            322
  Deferred taxes                                                                        1,114                          1,333
                                                                                      -------                        -------
Total current assets                                                                   26,235                         31,113
Fixed assets, net (Note 4)                                                              8,477                         10,149
Goodwill, net of accumulated amortization of $2,027 in 1998
     and $2,275 in 1997                                                                 4,034                          8,577
Deferred income taxes                                                                     255                             --
Other assets                                                                            1,102                          1,125
                                                                                      -------                        -------
Total                                                                                 $40,103                        $50,964
                                                                                      =======                        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $ 1,642                        $ 2,290
  Accrued compensation and benefits                                                       994                          1,113
  Current installments on term debt (Note 5)                                            1,438                          1,740
  Other current liabilities                                                             2,439                          2,274
                                                                                      -------                        -------
    Total current liabilities                                                           6,513                          7,417
Deferred income taxes                                                                      --                            203
Other long-term liabilities and deferred credits                                          580                            683
                                                                                      -------                        -------
Total                                                                                   7,093                          8,303
                                                                                      -------                        -------
Commitments and contingencies  (Notes 7, 11 and 12)
Shareholders' equity:
  Common stock, $.15 par value; authorized shares: 12,000,000;
      issued shares: 3,995,118 in 1998 and 4,384,627 in 1997                              599                            658
  Additional paid-in capital                                                           21,972                         23,211
  Retained earnings                                                                    11,010                         19,280
  Foreign currency translation adjustment                                                (571)                          (488)
                                                                                      -------                        -------
    Total shareholders' equity                                                         33,010                         42,661
                                                                                      -------                        -------
                                                                                      $40,103                        $50,964
                                                                                      =======                        =======


The accompanying notes are an integral part of the consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE FISCAL YEARS ENDED MAY 31, 1998, 1997 and 1996
                   (amounts in thousands, except share data)

                                                                           1998                          1997              1996
                                                                          -----                         -----             -----
Net sales                                                             $  52,234                     $  43,271         $  65,568
Operating costs and expenses:
  Cost of goods sold                                                     36,141                        33,582            39,501
  Selling and administration                                             12,091                        12,337            14,587
  Restructuring costs                                                     4,931                           558               373
  Research, development and engineering                                   4,533                         4,035             3,757
                                                                      ---------                     ---------         ---------
    Operating income (loss)                                              (5,462)                       (7,241)            7,350
Interest income                                                             735                           822               690
Interest expense                                                           (115)                         (148)             (112)
Other income (expense), net                                                (441)                           39              (132)
                                                                      ---------                     ---------         ---------
Income (loss) from continuing operations                                 (5,283)                       (6,528)            7,796
Provision for (benefit from) income taxes                                  (634)                       (2,220)            3,018
                                                                      ---------                     ---------         ---------

Income (loss) from continuing operations                                 (4,649)                       (4,308)            4,778
Discontinued operations:
   Income, net of income tax provision of $521                               --                            --               750
   Gain on disposal, including tax provision of $1,011                       --                            --             1,454
                                                                      ---------                     ---------         ---------
Net income (loss)                                                     $  (4,649)                    $  (4,308)        $   6,982
                                                                      =========                     =========        ==========

Basic net income (loss) per common share:
  Income (loss) from continuing operations                            $   (1.08)                    $  (0.99)         $    1.16
  Discontinued operations:
    Net income                                                               --                            --              0.18
    Gain on disposal                                                         --                            --              0.35
Net income (loss)                                                     $   (1.08)                    $   (0.99)        $    1.69
                                                                      =========                     =========        ==========
Average shares used in computing earnings per share                   4,295,000                     4,375,000         4,125,000
                                                                      =========                     =========         =========

Diluted net income (loss) per common share:
  Income (loss) from continuing operations                            $  (1.08)                     $  (0.99)         $   1.09
  Discontinued operations:
    Net income                                                              --                           --               0.17
    Gain on disposal                                                        --                           --               0.33
                                                                      ---------                     ---------         ---------
Net income (loss)                                                     $  (1.08)                     $  (0.99)         $   1.59
                                                                      =========                     =========         =========
Average shares used in computing earnings per share                   4,295,000                     4,375,000         4,393,000
                                                                      =========                     =========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIT INSTRUMENTS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MAY 31, 1998, 1997 AND 1996
                            (amounts in thousands)

                                                                                        FOREIGN
                               COMMON    COMMON       ADDITIONAL                        CURRENCY
                               STOCK     STOCK         PAID-IN          RETAINED       TRANSLATION        TREASURY
                               SHARES    ISSUED        CAPITAL          EARNINGS       ADJUSTMENT          STOCK        TOTAL
                               ------    ------       ----------        --------       -----------        --------    ----------
Balance at May 31, 1995         4,416     $662          $ 20,413         $ 18,171      $  (252)      $  (516)       $ 38,478
    Net income                                                              6,982                                      6,982
    Dividends                                                                (258)                                      (258)
    Exercise of stock
     options                       67        10               386                                                        396
    Purchase of common
     stock                       (220)      (33)           (1,330)          (1,222)                                   (2,585)
    Tax benefit from                                          268                                                        268
     stock options
    Retirement of
     treasury stock              (173)      (26)             (490)                                        516             --
    Foreign currency
     translation                                                                           (57)                          (57)
                                ------     ----         ---------        ---------     --------      --------       --------
Balance at May 31, 1996         4,090       613            19,247           23,673        (309)             --        43,224

    Net (loss)                                                             (4,308)                                    (4,308)
    Issuance of common
     stock                        289        43             3,934                                                      3,977
    Exercise of stock
     options                       58        10               326                                                        336
    Purchase of common
     stock                        (52)       (8)            (356)            (85)                                       (449)
    Tax benefit from
     stock options                                            60                                                          60
    Foreign currency
     translation                                                                          (179)                         (179)
                                 -------    ----         --------         --------      --------      --------       -------
Balance at May 31, 1997          4,385      658           23,211           19,280         (488)             --        42,661

    Net (loss)                                                             (4,649)                                    (4,649)
    Exercise of stock
     options                       129       19              804                                                         823
    Purchase of common
     stock                        (519)     (78)          (2,343)          (3,621)                                    (6,042)
    Tax benefit from
     stock options                                           300                                                         300
    Foreign currency
     translation                                                                           (83)                          (83)
                                --------   ----         --------         --------      --------      --------       --------

Balance at May 31, 1998          3,995     $599          $21,972          $11,010         $(571)      $              $33,010
                                ========   ====          =======          =======        =======       ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                       UNIT INSTRUMENTS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE FISCAL YEARS ENDED MAY 31, 1998, 1997 AND 1996
                        (amounts in thousands)

                                                                        1998                1997               1996
                                                                   --------------      --------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $(4,649)            $(4,308)          $ 6,982
     Adjustments to reconcile net income (loss) to net cash
     provided from operating activities:
     Depreciation and amortization                                         2,772               3,145             2,023
     Deferred income taxes                                                  (239)                110              (180)
     Loss (gain) on disposal of property, plant and equipment                479                  (1)               --
     Gain on sale of business                                                 --                  --            (1,454)
     Write-off of goodwill                                                 4,125                  --                --
     Changes in assets and liabilities, net of effect of
        businesses sold and acquired:
     Accounts receivable                                                     503               4,507              (636)
     Inventories                                                           1,062               2,884            (1,269)
     Prepaids and other assets                                                14                 (69)              249
     Accounts payable and accrued compensation and benefits                 (767)             (1,856)             (944)
     Income taxes                                                            788              (2,956)              469
     Other current liabilities                                               165                (162)           (1,421)
     Other                                                                  (103)                 34               126
                                                                         --------            --------         ---------
Net cash flow provided from operating activities                           4,150               1,328             3,945
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (1,192)             (1,366)           (5,182)
     Proceeds from sale of property, plant and equipment                      85                  16                --
     Proceeds from sale of business                                           --                  --            12,526
     Note receivable from sale of business                                    --                  --              (750)
     Change in short-term investments                                         --                  --             4,919
     Issuance of note receivable                                              --                  --            (1,025)
     Net cash paid for acquired business                                      --              (1,127)               --
     Other                                                                    --                  --               (67)
                                                                         --------            --------         ---------
Net cash provided from (used in) investing activities                     (1,107)             (2,477)           10,421
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                               --                (254)             (453)
     Change in short-term borrowings                                        (302)               (734)           (1,311)
     Cash dividends paid                                                      --                  --              (517)
     Purchase of company common stock                                     (6,042)               (449)           (2,585)
     Stock option exercise, related tax benefits and other                 1,123                 396               664

                                                                         --------            --------         ---------
Net cash (used in) financing activities                                   (5,221)             (1,041)           (4,202)
Effect of exchange rate changes on cash and cash equivalents:                (83)               (179)              (57)
                                                                         --------            --------         ---------

Net increase (decrease) in cash and cash equivalents                      (2,261)             (2,369)           10,107
Cash and cash equivalents at beginning of year                            12,203              14,572             4,465
                                                                         --------            --------         ---------
Cash and cash equivalents at end of year                                 $ 9,942             $12,203           $14,572
                                                                         --------            --------         ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                       $    75             $    59           $   112
     Net (refunds) or payments of income taxes                           $(1,482)            $   567           $ 4,493

The accompanying notes are an integral part of the consolidated financial statements.

                             UNIT INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



For the Year Ended May 31, 1998


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

FISCAL YEAR
-----------

  The Company began ending its fiscal year on the Saturday closest to May 31st effective fiscal year 1996. Therefore, the last three fiscal years ended on May 30, 1998, May 31, 1997 and June 1, 1996. For clarity of presentation, all years are reported as ending on May 31st.

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

WARRANTY RESERVE
----------------

  The Company generally provides customers with a limited one to three-year
warranty.    In addition, the Company has one end user customer to which it has issued a ten-year warranty in conjunction with its exclusive supplier agreement. The liability for future warranty claims reflects the estimated future cost of warranty repairs on products previously sold. The Company recognizes the estimated cost of warranty obligations at the time the related products are sold and periodically evaluates and adjusts the warranty reserve to the extent actual warranty experience varies from original estimates.

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

FOREIGN CURRENCY TRANSLATION
----------------------------

  The accounts of foreign subsidiaries are measured using local currencies as the functional currency, except for Unit Instruments Ltd., an Irish corporation, which maintains its accounts in U.S. dollars. Assets and liabilities are primarily translated from such foreign currencies into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net gains or losses resulting from the translations are excluded from the income and loss accounts and applied to a separate component of shareholders' equity. Gains and losses from foreign currency transactions are reported in the other income (expense) category of the Statement of Operations.

REVENUE RECOGNITION
-------------------

  Product sales are recorded at the time of shipment and service revenues are recorded when the related services are performed.

INCOME TAXES
------------

  The Company accounts for income taxes using the asset and liability method in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes."

EARNINGS PER SHARE
------------------

  In February 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation consisting of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Accordingly, the Company adopted SFAS 128 in the third quarter of fiscal 1998. Earnings per share for prior period have been restated in accordance with SFAS 128.

  Diluted EPS was the same as Basic EPS for fiscal 1998 and fiscal 1997 due to the net loss realized. Fiscal 1996 Diluted EPS includes 268,000 in common share equivalents, assuming the exercise of stock options.

The following table summarizes the calculation of basic and diluted earnings per share:


Years Ending May 31                                        1998               1997            1996
--------------------------------------------------   -----------------   --------------   -------------

Net income (loss) available to common
shareholders from continuing operations                       $(4,649)         $(4,308)          $4,778

Net income available to common shareholders
from discontinued operations                                       --               --            2,204
                                                              -------          -------           ------
                                                              $(4,649)         $(4,308)          $6,982
Net income (loss) available to common
shareholders

Basic earnings (loss) per share:
Weighted average number of shares
outstanding                                                     4,295            4,375            4,125

Net income (loss) from continuing
operations per share                                            (1.08)           (0.99)            1.16

Net income from discontinued
operations per share                                               --               --             0.53

Net loss per share                                            $ (1.08)         $ (0.99)          $ 1.69
                                                              =======          =======           ======

Diluted earnings (loss) per share:
Weighted average number of shares
outstanding                                                     4,295            4,375            4,125

Common share equivalents, assuming
exercise of stock options and warrants                             --               --              268

Average shares used in computing
earnings per share                                              4,295            4,375            4,393

Net income (loss) from continuing operations
per share                                                       (1.08)           (0.99)            1.09

Net income from discontinued operations
per share                                                          --              --             0.50
                                                                                                 ------
Net loss per share                                            $ (1.08)         $ (0.99)          $ 1.59
                                                              =======          =======           ======

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

  The carrying amounts of cash and cash equivalents, accounts and other receivables, accounts payable, accrued liabilities and debt approximate fair value because of the short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"), establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, companies are required to review the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected and undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. In fiscal 1998, the Company recorded an impairment of a long lived asset. The impairment related to goodwill recorded in the purchase accounting of the acquisition of Control Systems, Inc. on June 3, 1996.

ACCOUNTING FOR STOCK-BASED COMPENSATION
---------------------------------------

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation. Under SFAS 123, companies are encouraged, but not required, to adopt a method of accounting for stock compensation awards based upon the estimated fair value at the date the options/awards are granted as determined through the use of a pricing model (the "Fair Value Method"). Companies continuing to account for such awards in accordance with the existing guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), have to disclose, in the Notes to Financial Statements, the pro forma impact on net income and net income per share had the Company utilized the Fair Value Method. The Company accounts for stock compensation awards in accordance with APB 25 with the appropriate footnote disclosure required under SFAS 123.

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

RECLASSIFICATIONS
-----------------

  Certain items in the fiscal 1997 and 1996 financial statements have been reclassified to conform to the fiscal 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which will become effective for the Company in fiscal 1999. The Company does not expect the adoption of SFAS 130 to have a material impact on its financial condition or results of operations.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will become effective for the Company in fiscal 1999. SFAS 131 establishes standards for the way publicly-held companies report information about operating segments, as well as disclosures about products and services, geographic areas and major customers. The Company does not expect the adoption of SFAS 131 to have a material impact on its financial condition or results of operations.


2.  RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

  On June 3, 1996, the Company acquired Control Systems, Inc. ("CSI") for cash and stock valued at $5,177,000. Due to a severe business downturn, the Company restructured the CSI business and other related operations.

     During the third quarter of fiscal 1998, the Company approved a restructuring plan that included the closure of the CSI Rio Rancho, New Mexico manufacturing and administrative facility. Operations and administrative functions for the Rio Rancho facility were transferred to the Chandler, Arizona facility and the Yorba Linda, California corporate office, respectively. The intent of the restructuring was effected to lower the cost of operations of high-purity gas systems production and to improve efficiency by centralizing certain administrative and marketing functions.

     The categories of costs included in the restructuring charge are as follows:

     Severance and other employee related costs       $  288,000
     Facility closure costs                              136,000
     Impairment of CSI goodwill                        4,125,000
     Fixed asset disposition and write-off               382,000
                                                      ----------

     Total restructuring costs                        $4,931,000
                                                      ==========

     Thirteen employees were terminated as a result of the restructuring, including two officers of the Company, resulting in a charge of $288,000, of which $135,000 has been paid and $153,000 is recorded as a current liability as of fiscal year end.

     The Rio Rancho facility is no longer utilized, except for a few engineering employees and a sales representative who temporarily remain at the facility. Costs to maintain the facility and remove the leasehold improvements were accrued in the third quarter in the amount of $136,000. As of May 31, 1998, $95,000 of this accrual remains as a current liability. The Company is looking for a tenant to sublease the building or to arrange to terminate the lease in exchange for providing the lessor with a new lessee. The lease of the Rio Rancho facility expires on December 31, 1998.

     Due to the decline in expected sales volume of high-purity gas systems, and a curtailment of product offerings, management has determined, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived to Be Disposed of" ("SFAS
121") that an asset impairment exists.   Management has determined that future
undiscounted cash flows from the high-purity gas system business are not sufficient enough to recover the carrying value of the related goodwill over its remaining life of approximately 10 years. Therefore, the Company determined that the high-purity gas system related goodwill, with a remaining unamortized carrying value of $4,125,000, is fully impaired and has written-off the entire carrying amount of such goodwill. No tax deduction is allowed for this goodwill write-off.

     The fixed assets of the CSI Rio Rancho facility that are useable were relocated to Yorba Linda or Chandler. The fixed assets that were not useable or removable were written-off in the amount of $382,000.

     During fiscal 1997, a restructuring charge of $558,000 was incurred for severance related costs associated with the consolidation of the Tempe, Arizona service center into the Chandler, Arizona facility.

  On September 22, 1995, the Company sold the assets of its Autoclave Engineers Group ("AEG") located in Erie, Pennsylvania to Snap-tite, Inc. for consideration of $16,250,000, consisting of $15,500,000 of cash and an interest bearing five-year promissory note for $750,000. The assets purchased by Snap-tite, Inc. included all the outstanding stock of Autoclave Engineers Canada Ltd. and Autoclave Engineers, France, which were wholly-owned subsidiaries of AEG. The sale of AEG resulted in an after tax gain of $1,454,000, and income from AEG operations during fiscal year 1996 resulted in an after tax net income of $750,000. These amounts are reported as discontinued operations in the accompanying Statement of Operations.

  Subsequent to the sale of AEG, Autoclave Engineers, Inc., the former parent of Unit Instruments, Inc. ("Unit"), merged into Unit resulting in Unit becoming the surviving corporation and reporting Company. With the disposition of AEG, the continuing operations of the Company represent a single business segment.


3.  INVENTORIES

    Inventories at May 31, 1998 and 1997 consist of the following:

                                                       1998                       1997
                                               --------------------        -------------------
    Raw materials                                    $6,029,000                 $6,701,000
    Work in process                                     839,000                  1,058,000
    Finished goods                                      770,000                    941,000
                                                     ----------                 ----------
Total                                                $7,638,000                 $8,700,000
                                                     ==========                 ==========

4.  FIXED ASSETS
    Fixed assets at May 31, 1998 and 1997 were comprised of the following:

                                                        1998                      1997
                                                ---------------------       ----------------
    Buildings and improvements                     $  5,422,000                $ 5,046,000
    Machinery and equipment                          13,601,000                 14,644,000
    Construction-in-progress                            146,000                    226,000
                                                   ------------                -----------
                                                     19,169,000                 19,916,000

Accumulated depreciation and amortization           (10,692,000)                (9,767,000)
                                                   ------------                -----------
Total                                              $  8,477,000                $10,149,000
                                                   ============                ===========


5.  DEBT

      The Company has a revolving credit line with a bank which provides for an overall credit limit of $5,000,000 and expires in January, 1999. Interest is payable monthly at prime or an Offshore Rate plus 1.50%. The credit facility provides for the issuance of letters of credit not to exceed $5,000,000. At May 31, 1998, there were no amounts borrowed under this agreement, but a $1.9 million standby letter of credit was issued to support a loan from a Japanese bank, which had a balance of $1,428,000 as of May 31, 1998, to Unit Instruments, Japan. The revolving credit agreement contains certain financial covenants with which the Company was not in compliance at May 31, 1998.

     Subsequent to May 31, 1998, the Company repaid its borrowing from the Japanese Bank on July 15, 1998 and canceled the outstanding letter of credit. Additionally, the Company terminated its revolving credit agreement with the bank on July 29, 1998.

Term debt as of May 31, 1998 and 1997 is as follows:

                                                          1998                    1997
----------------------------------------------------------------------------------------------

Bank term loan, payable quarterly and                      $ 1,428,000             $ 1,701,000
  renewable annually at interest rates from
  1.6% to 2.0%, secured by a standby letter
  of credit.
Capital lease obligations                                          -0-                  88,000
Other                                                           10,000                   9,000
                                                           -----------             -----------
Total                                                        1,438,000               1,798,000
Less current maturities                                     (1,438,000)             (1,740,000)
                                                           -----------             -----------
Long-term debt                                             $       -0-             $    58,000
                                                           ===========             ===========

6.   INCOME TAXES

     The composition of the provision (benefit) for income taxes included in the consolidated statement of operations was as follows:

                                                     1998                  1997                   1996
                                                   -----------          -----------            -----------
Continuing operations:
       Current provision (benefit):
       Federal                                      $(795,000)          $(2,294,000)            $2,728,000
       State                                           20,000              (142,000)               126,000
       Foreign                                         80,000                46,000                 76,000
                                                    ---------           -----------             ----------
                                                     (695,000)           (2,390,000)             2,930,000
       Stock option exercise tax benefit
       applied to additional paid in capital          300,000                60,000                268,000
       Deferred
       Federal                                        166,000               496,000               (149,000)
       State                                         (405,000)             (386,000)               (31,000)
                                                    ---------           -----------             ----------
                                                     (239,000)              110,000               (180,000)
Total provision - continuing operations             $(634,000)          $(2,220,000)            $3,018,000
                                                    =========           ===========             ==========

Discontinued operations:
       Current                                             --                    --              1,835,000
       Deferred                                            --                    --               (303,000)
Total provision - discontinued operations                  --                    --             $1,532,000
                                                    =========           ===========             ==========
Total tax provision (benefit)                       $(634,000)          $(2,220,000)            $4,550,000
                                                    =========           ===========             ==========

     A reconciliation of the federal statutory rate to the effective rate on income from continuing operations is as follows:

                                                         1998               1997             1996
                                                      -----------       -----------       ----------
Provision (benefit) at federal statutory rate         $(1,796,000)      $(2,219,000)      $2,651,000
State income tax net of federal benefit                  (215,000)         (341,000)         140,000
Goodwill amortization                                     142,000           187,000           52,000
Goodwill write-off                                      1,403,000                --               --
Effect of utilized foreign tax credits                         --                --          (79,000)
Foreign tax rate higher than U.S. rate                     95,000           253,000          175,000
Research tax credit                                      (295,000)         (230,000)              --
Other                                                      32,000           130,000           79,000
                                                      -----------       -----------       ----------
Total adjustments                                       1,162,000            (1,000)         367,000
                                                      -----------       -----------       ----------
Total provision (benefit) for income taxes            $  (634,000)      $(2,220,000)      $3,018,000
                                                      ===========       ===========       ==========

        Temporary differences arising from continuing operations between the financial basis and tax basis of assets and liabilities result in deferred income taxes. Deferred tax assets and liabilities consist of the following at May 31, 1998 and 1997:

                                                                      1998                     1997
                                                                  -----------              -----------
      Deferred tax assets:
        Inventory valuation                                       $   284,000              $   385,000
        Deferred compensation                                         207,000                  262,000
        Accrued expenses                                              303,000                  168,000
        Reserves                                                      547,000                  565,000
        State loss and credit carryovers                              918,000                  527,000
        Foreign tax loss and credit carryforward                    1,144,000                1,190,000
        Other                                                          95,000                       --
                                                                  -----------              -----------
      Total gross deferred tax assets                               3,498,000                3,097,000
      Valuation allowance                                          (1,144,000)              (1,190,000)
                                                                  -----------              -----------
      Net deferred tax assets                                       2,354,000                1,907,000

        Deferred tax liabilities:
        Tax over book depreciation                                   (621,000)                (690,000)
        Deferred state effect on federal deferred                    (323,000)                 (35,000)
        Other                                                         (41,000)                 (52,000)
                                                                  -----------              -----------
      Total deferred tax liabilities                                 (985,000)                (777,000)

      Net deferred tax asset                                      $ 1,369,000              $ 1,130,000
                                                                  ===========              ===========

         A 100% valuation allowance of $1,144,000 has been provided against deferred tax assets related to the utilization of foreign tax credits and foreign loss carryforwards. At May 31, 1998, the Company had foreign tax credit carryforwards available for federal income tax purposes and foreign net operating loss carryforwards of $323,000 and $1,643,000, respectively. These expire as follows:

           Fiscal Year in Which                     Foreign                       Foreign
           Carryforwards Expires                   Tax Credits                Operating Losses
         ------------------------               -----------------            -------------------

                 1999                                     --                    $  126,000
                 2000                                     --                            --
                 2001                               $321,000                       249,000
                 2002                                  2,000                       589,000
                 2003                                     --                       679,000
                                                    --------                    ----------
                                                    $323,000                    $1,643,000
                                                    ========                    ==========

     As of May 31, 1998, the Company has available state net operating loss carryforwards and state tax credit carryforwards applicable to several states. A deferred tax asset has been recorded in the amount of $918,000 for the tax benefit provided by these carryforwards. These expire as follows:

                         Fiscal Year in Which                     State
                         Carryforward Expires                   Tax Benefits
                       -----------------------               -----------------

                                 2002                            $311,000
                                 2003                              76,000
                                 2004                                  --
                             2005 and later                       531,000
                                                                 --------
                                                                 $918,000
                                                                 ========


          The domestic and foreign components of income (loss) before provision for income taxes for continuing operations are as follows:

                                          1998                 1997                 1996
                                      -----------          -----------           ----------
         US                           $(5,238,000)         $(5,913,000)          $8,087,000
         Foreign                          (45,000)            (615,000)            (291,000)
                                      -----------          -----------           ----------
         Total                        $(5,283,000)         $(6,528,000)          $7,796,000
                                      ===========          ===========           ==========

  The cumulative amount of unrepatriated earnings of continuing foreign subsidiaries and entities owned 20% or more, for which no deferred taxes have been provided, is $1,333,000 at May 31, 1998. It is the Company's intention to reinvest undistributed earnings of certain of its foreign subsidiaries and thereby indefinitely postpone their remittance.

7.  RETIREMENT PLANS

  The Company maintains a qualified profit sharing (401K) plan for substantially all of its employees who meet certain age and length of service requirements. Contributions equal to 50% of the participants' contributions are made by the Company to the plan. Additional contributions may be made by Unit, at the discretion of Unit's Board of Directors. Contributions to the plan were $234,000 in 1998, $305,000 in 1997, and $486,000 in 1996.

  In addition, the Company maintains a supplemental retirement plan for one current and five former executives with retirement benefits based upon certain percentages of the employees' salaries. At May 31, 1998 and 1997, the Company's estimated liability for the plan, which has been included in other long-term liabilities, was $524,000 and $533,000, respectively.

8.  STOCK OPTION PLANS

  The Company established a 1997 Stock Option Incentive Plan in fiscal 1998.
The plan allows the Company to grant up to a total of 480,000 shares of stock options. The options can be granted as either incentive stock options or non-qualified stock options. Under this plan, options are granted at a price not less than the fair market value at the grant date and generally become exercisable in five equal annual installments beginning one year after the grant date. Options expire ten years after the grant date. Of the 480,000 shares available, 170,000 were granted in fiscal 1998 and 15,000 were canceled.

  The Company also maintains a 1987 Stock Plan ("1987 Plan") under which key employees may be awarded both non-qualified and qualified stock options not to exceed 1,600,000 shares of the Company's Common Stock. Under this plan, options are granted at a price not less than the fair market value at the grant date and generally become exercisable in five equal annual installments beginning one year after the grant date. Options expire ten years after the grant date. Of the total shares authorized for issuance, options for 1,023,560 shares have been granted, net of cancellations, and 389,771 shares have been exercised. No more options will be issued under the 1987 Plan.

  The Company also maintains a 1990 Non-Employee Director Stock Option Plan ("1990 Plan") under which each non-employee director receives an automatic grant of options on September 1st of each year. The aggregate options available under the 1990 Plan is not to exceed 250,000 shares of the Company's Common Stock. Under this plan, options are granted at the fair market price on the grant date and are completely vested. Options expire ten years after the grant date. Of the total shares authorized, 108,941 have been granted, 12,823 have been exercised, and 9,693 have been canceled, leaving a balance of 86,425 options outstanding under the 1990 Plan as of May 31, 1998.

  At May 31, 1998, there were 365,753 shares exercisable under the 1987 Plan at option prices ranging from $6.25 to $13.63 and 86,425 shares exercisable under the 1990 Plan at option prices ranging from $7.00 to $15.38. No options were exercisable under the 1997 Plan as of May 31, 1998.

  The following is a summary of all stock option activity for fiscal 1998, 1997 and 1996:

                                                                                        Weighted Average
                                                                                         Exercise Price
                                     Number of Shares          Price Per Share             Per Share
                                     ----------------          ---------------             ---------
May 31, 1995                              471,175              $ 4.95 - $11.25               $ 7.23
Exercised                                 (67,341)             $4.95 -   $8.00               $ 7.47
Granted                                   470,075              $12.63 - $15.38               $12.80
                                         --------

May 31, 1996                              873,909              $ 4.95 - $15.38               $10.34
Options canceled or expired               (80,000)             $13.63 - $13.75               $13.74
Exercised                                 (57,024)             $          5.89               $ 5.89
Granted                                   235,834              $ 9.00 - $13.75               $11.61
                                         --------
May 31, 1997                              972,719              $ 5.89 - $15.38               $10.63
Options canceled or expired              (149,243)             $ 5.89 - $15.38               $11.43
Exercised                                (129,306)             $ 5.89 - $11.02               $ 6.37
Granted                                   181,044              $ 7.88 - $13.63               $ 9.52
                                         --------
May 31, 1998                              875,214              $ 6.25 - $15.38               $10.89
                                         ========

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on estimated fair market value at the grant dates for awards under those plans, in accordance with the method presented in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                  Year Ended May 31
                                                                  -----------------
Continuing Operations                                 1998               1997              1996
---------------------                                 ----               ----              ----
Net income (loss)
      As reported                                    $(4,649)          $(4,308)            $4,778
      Pro forma                                       (5,042)           (4,723)             4,481
Net income (loss) per share
      As reported - Basic                              (1.08)            (0.99)              1.16
      As reported - Diluted                            (1.08)            (0.99)              1.09

      Pro forma - Basic                                (1.17)            (1.08)              1.06
      Pro forma - Diluted                              (1.17)            (1.08)              1.00

      The effects of applying SFAS 123 in the pro forma statements above are not likely to be representative of the effects on pro forma net income for future years because options vest over several years and additional awards generally are made each year.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model computed using the following assumptions:

                                                  1998                1997               1996
                                           -------------------   ---------------   ----------------
Risk free interest rates                          5.90%             6.54%              6.46%
Expected lives                                  7 years             7 years            7 years
Expected volatility                               39%               32%                32%
Expected dividend yield                           none              none               none

      The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $4.86 per share, $5.19 per share and $6.20 per share, respectively. The weighted average exercise price per share of exercisable options as of May 31, 1998, 1997 and 1996 was $10.91 per share, $9.15 per share, and $8.19, respectively. The quantities of exercisable shares as of May 31, 1998, 1997, and 1996 were 452,178; 486,494 and 453,419, respectively.

      The following table summarizes information about stock options outstanding at May 31, 1998.

                                        Weighted
                                         Average        Weighted                        Weighted
                                        Remaining        Average                         Average
     Range of            Number        Contractual      Exercise         Number         Exercise
 Exercise Prices      Outstanding         Life            Price        Exercisable        Price
------------------   --------------   -------------   -------------   -------------   -------------
  $6.25 - $8.50             178,757             5.4          $ 7.67         121,757          $ 7.57
  $8.75 - $11.25            273,557             7.6           10.00         101,417           10.33
 $12.63 - $15.38            422,900             7.3           12.83         229,004           12.93
------------------          -------             ---          ------         -------          ------
  $6.25 - $15.38            875,214             7.0          $10.89         452,178          $10.91


9.  EXPORT SALES AND CONCENTRATION OF CREDIT RISK

      Export sales amounted to $3,067,000, $2,018,000 and $3,720,000, or 6%, 5%
and 6% of total sales in 1998, 1997 and 1996, respectively.

      The Company generates revenues principally from sales of product to customers in the semiconductor industry. Accordingly, the Company's sales and trade receivables are concentrated principally in this industry. During 1998, 1997 and 1996, sales to one customer totaled $11,539,000, $10,826,000 and
$19,863,000, respectively, while sales to another customer totaled $3,468,000, $4,755,000 and $12,909,000, respectively, for the same three fiscal years.

10.  INDUSTRY SEGMENT INFORMATION

  The operations of the Company consist of one business segment which designs, develops, manufactures, markets and services mass flow controllers and related equipment, which are precision instruments sold principally to the semiconductor industry to control and measure the mass flow rate of gases.

  The geographic distribution of sales, operating income and identifiable assets is as follows:

                                                              Year Ended May 31,
                                               ---------------------------------------------------
                                                    1998              1997               1996
                                                    ----              ----               ----
                                                         (amounts in thousands)
Net sales:
  United States                                     $45,582           $36,947            $58,063
  Europe                                              4,622             3,766              4,323
  Asia                                                3,030             2,558              3,182
                                                    -------           -------            -------
  Total                                             $52,234           $43,271            $65,568
                                                    =======           =======            =======

Income (loss) from operations:
  United States                                     $(5,756)          $(6,701)           $ 7,460
  Europe                                                342               (20)               133
  Asia                                                  (48)             (520)              (243)
                                                    -------           -------            -------
  Total                                             $(5,462)          $(7,241)           $ 7,350
                                                    =======           =======            =======

Identifiable assets:
  United States                                     $34,016           $44,503            $45,165
  Europe                                              3,059             3,556              4,134
  Asia                                                3,028             2,905              3,481
                                                    -------           -------            -------
  Total                                             $40,103           $50,964            $52,780
                                                    =======           =======            =======


11.  OPERATING LEASES

      The Company leases manufacturing and office facilities at various locations under non-cancelable operating leases expiring through 2006.

      Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of May 31, 1998 are as follows:

                  Year ending May 31:
                  ------------------
                        1999                         $1,286,000
                        2000                          1,164,000
                        2001                          1,087,000
                        2002                          1,031,000
                        2003                          1,009,000
                        Thereafter                    3,439,000

      Total rent expense for operating leases was as follows:

                        1996                         $1,410,000
                        1997                          1,413,000
                        1998                          1,434,000


12.   CONTINGENCIES

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

13.  RELATED PARTY TRANSACTIONS

      During fiscal 1998, the Company repurchased 412,215 shares of its common stock for $5,049,634 ($12.25 per share), from James Levinson, a former director and Chairman of the Board, and family members. The Company also purchased Mr. and Mrs. Levinsons' stock option contracts of 18,868 shares for $54,479.

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


14.  ACQUISITION OF CONTROL SYSTEMS, INC.

      The Company acquired Control Systems, Inc. ("CSI") on June 3, 1996 in exchange for $1.2 million in cash and 289,000 shares of Company common stock valued at $3,977,000. The excess of the purchase price over the net assets acquired was approximately $4.8 million. CSI fabricates high-purity gas isolation boxes and gas panels for semiconductor manufacturers. The acquisition was accounted for by the purchase method. Accordingly, the results of operations of CSI are included with those of the Company for periods subsequent to the date of acquisition. CSI has converted to the Company's fiscal year.
See Note 2 for disclosure of CSI restructuring and the write-off of goodwill during fiscal 1998.

      The unaudited pro forma combined results of operations of the Company and CSI for the year ended May 31, 1996, after giving effect for certain pro forma adjustments, is as follows:

      Net sales                                                         $76,370,000
      Income from continuing operations                                   4,641,000
      Diluted income per share from continuing operations               $      0.99

      The foregoing unaudited pro forma results reflect one year's amortization of goodwill resulting from the acquisition of CSI. The Company determined that the goodwill had an estimated 12-year life and, for purposes of the pro forma adjustments, a 12-year amortization period was used.

15.   SUBSEQUENT EVENTS

     On July 2, 1998, United States Filter Corporation ("U.S. Filter"), Kinetics Acquisition Corp., a California corporation and wholly-owned subsidiary of U.S. Filter ("Subcorp"), and Unit Instruments, Inc. ("Unit") executed an Agreement and Plan of Merger whereby Subcorp will be merged with and into Unit (the "Merger") and Unit will survive the merger (the "Surviving Corporation") and become a wholly-owned subsidiary of U.S. Filter.

          Pursuant to the terms of the Agreement and Plan of Merger, U.S. Filter had a 30-day period, ending on July 31, 1998, to complete due diligence. On July 31, 1998, U.S. Filter notified Unit that it was dissatisfied with certain items relating to the Company that resulted from their due diligence review, including the declining prospects for the Company and its business due to the deteriorating fundamentals in the semiconductor equipment market, and indicated that they intended to terminate the Agreement and Plan of Merger unless these items were cured or resolved to U.S. Filter's satisfaction within 30 days. On August 5, 1998, U.S. Filter and Unit agreed to amend the terms of the Agreement and Plan of Merger and executed the First Amendment to the Agreement and Plan of Merger, collectively ("the Merger Agreement"). With the execution of the First Amendment, U.S. Filter has agreed that their due diligence condition has been satisfied, except for the requirement that Needham & Company, Inc. ("Needham") terminate certain registration rights associated with a warrant held by Needham for 100,000 shares of the Company's common stock.

          On July 7, 1998, Unit filed Form 8-K which summarized the Agreement and Plan of Merger and included a complete copy of the Agreement and Plan of Merger. Included with Unit's Form 10-K, for the period ending May 31, 1998, is
Exhibit 10.14, First Amendment to the Agreement and Plan of Merger, dated August 5, 1998. The below-referenced summary of the terms of the Merger Agreement is qualified in its entirety by reference to the full text of the Agreement and Plan of Merger and to First Amendment to the Agreement and Plan of Merger.

     Upon the effectiveness of the Merger, each outstanding share of common stock, par value $0.15 per share ("Common Stock"), of Unit, with the exception of shares held by shareholders who properly exercise dissenters' rights under the Corporations Code of the State of California, will be converted into a number of shares of U.S. Filter's common stock equal to the Exchange Ratio (as defined below), collectively, the "Merger Consideration."

     The exchange ratio (the "Exchange Ratio") will be calculated as follows:
(a) if the average daily closing price (the "Average Closing Price") on the New York Stock Exchange of U.S. Filter's common stock during the 20 consecutive trading days ending five days prior to the Closing Date is above $26.00, the Exchange Ratio will be equal to $11.03 divided by the Average Closing Price; and
(b) if the Average Closing Price is equal to or less than $26.00, the Exchange Ratio will be equal to $11.03 divided by $26.00. If the Average Closing Price is less than $24.00, Unit may terminate the Merger Agreement.

     The closing of the Merger is subject to certain conditions, but not limited to, the termination of certain registration rights held by Needham, expiration of the Hart-Scott-Rodino waiting period, and approval by Unit shareholders. The transaction is expected to close in October, 1998. Following the merger, Unit will become a wholly-owned subsidiary within U.S. Filter's Kinetics Group ("USF Kinetics").

     At the effective time (the "Effective Time"), each outstanding stock option or warrant to purchase Unit stock shall automatically convert into an option to purchase a number of shares of U.S. Filter common stock equal to (x) the number of shares of Unit Common Stock issuable immediately as of the date of this Agreement upon exercise of such Unit stock option or warrant multiplied by (y) the Exchange Ratio with an exercise price equal to the exercise price which existed under the corresponding Unit stock option or warrant divided by the Exchange Ratio, and with such other terms and conditions, subject to U.S. Filter's approval, as were in effect under such Unit stock option or warrant as of the date of this Agreement.

     Fractional shares will not be issued, but the pro rata portion of the net proceeds of the sale of all such shares will be paid in cash to the persons entitled thereto. As a result of the conversion of the Unit Common Stock, the Unit Common Stock will be de-listed from the Nasdaq National Market tier of The Nasdaq Stock Market and will not be listed on any national securities exchange or quoted in any inter-dealer quotation system, and holders of Unit Common Stock will become shareholders of U.S. Filter. Additionally, if the Merger becomes effective, the directors and officers of Subcorp, immediately prior to the Merger, will become the directors and officers of the Surviving corporation.

     On July 17, 1998, the Company announced in a press release that it intends to reduce its worldwide workforce by approximately 15% and is initiating partial domestic plant shutdowns in response to the continuing downturn in the semiconductor equipment market.

     The partial plant shutdowns will be effected by closing domestic facilities on Fridays, allowing for only limited services and production on such days. The magnitude and financial impact of these actions has not yet been determined, but will be included in the Company's quarterly report on Form 10-Q for the first fiscal quarter ending August 29, 1998.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING   AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

        Name of Nominee                            Age        Principal Occupation
        ---------------                            ---        --------------------
        Michael J. Doyle (3)                        45        Chairman of the Board of Directors,
                                                              Chief Executive Officer and Director
        George Boyadjieff  (1)(2)(3)                60        Director
        Gary N. Patten                              51        Vice President, Chief Financial Officer
                                                              and Secretary
        Edward Rogas, Jr.  (1)(2)(3)                58        Director
        Donald M. Spero (1)(2)(3)                   58        Director

        (1)   Member of the Compensation Committee of the Board of Directors
        (2)   Member of the Audit Committee of the Board of Directors
        (3)   Member of the Nominating Committee of the Board of Directors


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

          Mr. Spero has been a director since January, 1998. He previously served as a director of the predecessor company, Autoclave Engineers, Inc., from 1987 until 1995. In 1971, he co-founded Fusion Systems Corporation, a supplier of ultraviolet curing systems, and served as President and CEO until 1992.
Since 1992, Mr. Spero has served as President of Spero Quality Strategies, a management consulting company.


ITEM 11.   EXECUTIVE COMPENSATION

          The following table sets forth the annual and long-term compensation for the fiscal years ended May 31, 1998, 1997 and 1996 paid by the Company (i) to each individual serving as the chief executive officer of the Company during fiscal 1998 and (ii) all other executive officers of the Company who earned total compensation during fiscal 1998 exceeding $100,000 (the "Executive Group"). Except as disclosed below, no executive officer of the Company had a total annual salary and bonus during fiscal 1998 exceeding $100,000.


                          SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                            -----------------------
                                             ANNUAL COMPENSATION               AWARDS      PAYOUTS
                                  --------------------------------------    -----------    --------
                                                                 OTHER        SECURITIES                      ALL
                                                                 ANNUAL       UNDERLYING     LTIP            OTHER
NAME AND PRINCIPAL                        SALARY     BONUS     COMPENSATION    OPTIONS      PAYOUTS       COMPENSATION
     POSITION                     YEAR     ($)      ($) (1)      ($) (2)         (#)          ($)            ($) (3)
     --------                     ----     ---      -------      -------         ---          ---            -------
Michael J. Doyle                  1998   197,992         --        9,000         15,000          --           62,273(4)
    PRESIDENT AND CHIEF           1997   199,992         --        9,000          7,000          --           21,138(4)
    EXECUTIVE OFFICER             1996   180,417     96,000           --        150,000     133,785            5,280
Gary N. Patten                    1998   149,989         --        8,400         10,000          --            5,899
    VICE PRESIDENT, CHIEF         1997   149,989         --        8,400         55,600          --            5,125
    FINANCIAL OFFICER AND         1996   138,451     54,000           --         42,220          --            1,904
    SECRETARY

(1) Represents bonuses earned by the Named Executive in the year indicated; which were paid in the subsequent year.
(2)   Represents auto allowance.
(3) Except as otherwise indicated, represents Company contributions under the 401(k) Plan and imputed value of company paid life insurance premiums.
(4) Includes value realized on the exercise of stock options of $57,373 and $18,400 in 1998 and 1997, respectively.


OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth certain information for the Executive Group with respect to grants by the Company during fiscal 1998 of stock options pursuant to the Company's 1997 Stock Plan to purchase Common Stock of the Company. The Company's 1987 Stock Plan was terminated on June 18, 1997. The 1997 Stock Plan was approved by shareholders on October 24, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR
                       ---------------------------------

                                                                                                        Potential Realizable
                                                   % of Total                                         Value at Assumed Annual
                                 Number of           Options                                            Rates of Stock Price
                                Securities           Granted to                                           Appreciation for
                                Underlying           Employees     Exercise or                             Option Term (3)
                              Options Granted        in Fiscal     Base Price     Expiration              ---------------
Name                              (#)(1)              Year (2)       ($/Sh)          Date                5%($)        10%($)
----                              ------              --------       ------          ----                -----        ------
Michael J. Doyle                  15,000                8.8%         $10.00         11/24/07            $94,350      $239,100
Gary N. Patten                    10,000                5.9%         $10.00         11/24/07            $62,900      $159,400

(1) These stock options were granted pursuant to the 1997 Stock Plan. These stock options have ten year terms and vest 50% upon grant and 50% pro rata during the first year of grant.

(2) An aggregate of 170,000 stock options to purchase shares of Common Stock, pursuant to the 1997 Stock Plan, were granted to employees during fiscal 1998.

(3) Potential realizable value is based on an assumption that the stock price of Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. One share of stock purchased at $10.00 in 1998 would yield profits of $6.29 per share at 5% appreciation over ten years, or $15.94 per share at 10% appreciation over the same period. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price.



DEFERRED COMPENSATION AGREEMENTS

     The Company has deferred compensation agreements with one current and five former employees, including Mr. Doyle and Mr. Levinson, a former director and officer of the Company. Under the agreements, the Company will make fixed monthly post-retirement payments to each employee until their death, in amounts based upon the employees' annual salaries at the time of retirement. Pursuant to such agreements, the employees have agreed to refrain from competing with the Company, to maintain the confidentiality of the Company's trade secrets and to renounce all personal interest in patents, know-how and other intellectual property developed by them during their employment by the Company. Mr. Levinson began receiving payments under the deferred compensation program in October, 1995 upon his retirement from active service with the Company.

LONG TERM INCENTIVE PLAN

     The Company's predecessor, Autoclave Engineers, Inc., maintained a Long Term Incentive Plan ("LTI Plan") for each of its operating subsidiaries, of which Unit Instruments was a subsidiary at that time. Upon the reorganization, the LTI Plan for the divested operating subsidiaries was terminated without payment of any earned incentive. Subsequently, the Board of Directors and management determined that the LTI Plan was inappropriate for Unit

Instruments as an independent, publicly-held, high technology company. Accordingly, the Company proposed to the four (4) LTI Plan participants that the Plan be voluntarily terminated effective August 30, 1995 and the participants agreed to such termination. In consideration for this voluntary termination, the Company agreed to pay each participant all of their earned incentive in cash instead of 50% to 70% in one (1) year restricted Common Stock. Mr. Doyle was one of the participants in the LTI Plan and his earned incentive, through the date of termination, was $133,785, as is reflected in the "Summary Compensation Table."

DIRECTOR'S COMPENSATION

     Except as stated below, the Company's directors received no compensation in connection with their services as directors on the Board of Directors in fiscal 1998. For services rendered in fiscal 1998, all non-executive directors received fees or remuneration in the amount of $2,000 per meeting attended, plus reimbursement for expenses to attend Board Meetings. Additionally, all non-executive directors are entitled to receive automatic grants of stock options of the Company's common stock in compensation for their services. See "Certain Relationships and Related Transactions."

INVOLUNTARY SEVERANCE AGREEMENTS

     The Company has entered into agreements with two executive officers (Messrs. Doyle and Patten) and five additional employees, inclusively, Messrs. Evans, Lamirande, Sheriff, Urdaneta and Ms. Tricoli, providing severance benefits in the event they are terminated within three (3) years following a change in control of the Company. Such agreements with former executives, Messrs. Saloka and Leggat have been canceled. Pursuant to such agreements, a change in control occurs (i) when any person becomes the beneficial owner of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities; (ii) if, during any period of two consecutive years, individuals who constitute the Board of Directors cease to constitute a majority of the Board of Directors; (iii) if all, or substantially all, of the Company's assets are sold or transferred to a third party; (iv) if the Company consolidates or merges with another company and the Company is not the survivor; or (v) if the Company no longer has a class of securities registered pursuant to Section 12 of the Exchange Act. The agreements provide that if the officer is terminated prior to or following a change in control of the Company, the Company shall pay such officer a sum equal to three times his or her annual salary and bonus paid during the twelve-month period immediately preceding the termination, vest the officer in any unvested benefits under any retirement or deferred compensation plan in which the officer participates, and pay for a three year continuation of such officer's health, life, disability and accident insurance. However, the agreements provide that to the extent such benefits would constitute an "excess parachute payment" under
Section 280G of the Internal Revenue Code of 1986, the severance payments payable thereunder shall be reduced.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1997 and 1987 Stock Option Plans to the Executive Group, including (i) the number of shares purchased upon exercise of options in fiscal 1998, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at May 31, 1998 and (iv) the value of such unexercised options at May 31, 1998:


                          AGGREGATED OPTION EXERCISES
             IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                               Number of                         Value of
                                                         Securities Underlying                 Unexercised
                                                      Unexercised Options at Fiscal         In-the-Money Options
                            Shares        Value              Year End (#)               at Fiscal Year End (1) ($)
                          Acquired on    Realized            ------------              ---------------------------
Name                      Exercise (#)      ($)      Exercisable       Unexercisable   Exercisable      Unexercisable
----                      ------------   ---------   -----------       -------------   -----------      -------------
Michael J. Doyle             10,227        57,373       81,961             99,350           --                --
Gary N. Patten                   --            --       35,508             72,318           --                --

(1) Market value of underlying securities at year-end ($6.50) minus the exercise price multiplied by the number of shares.


REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors establishes the compensation plans and polices and the specific compensation levels for executive officers and administers the 1997 and 1987 Stock Plans.

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

       Annual bonuses for executive officers are primarily based on the achievement of performance targets set forth in the Company's operating plan for the year. The annual cash bonus for executives, other than the Chief Executive Officer, Michael J. Doyle, is based on operating profits in relation to the Company's operating plan and a factor based on Mr. Doyle's subjective judgment of the executive's performance. No bonuses were earned for fiscal 1998 because of the downturn in the semiconductor equipment market and the corresponding effect on the Company's financial performance.

       The Compensation Committee believes that stock options are an effective long-term compensation device in that they serve to align the interests of the executive officers with those of the shareholders and motivate officers to remain in the Company's employ.


     COMPENSATION OF CHIEF EXECUTIVE OFFICER

       Mr. Doyle's base salary was increased from $153,000 to $200,000 in September, 1995 upon the reorganization. This increase was based upon survey data and range recommendations from an outside executive compensation consulting firm for chief executive officers of high technology public companies. Mr. Doyle was previously President of the Company when it was a subsidiary of the predecessor Company. Mr. Doyle did not receive an increase in base pay for fiscal 1998 or 1997 because of the downturn in the semiconductor equipment market and the resulting impact on the Company's performance for these years.

       Mr. Doyle is entitled to an annual cash bonus, which for fiscal 1998 was not applicable based on the Company's operating loss. Mr. Doyle's target bonus rate was 40% of his annual base salary with such amount adjusted up or down depending on actual adjusted operating profits. For fiscal 1998, the Company did not achieve an operating profit. Accordingly, Mr. Doyle did not receive a bonus.


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


     George Boyadjieff                     Donald M. Spero
     of the Compensation Committee         of the Compensation Committee


     Edward Rogas, Jr.
     of the Compensation Committee


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee is composed of George Boyadjieff, Edward Rogas, Jr. and Donald M. Spero who are non-employee directors with no interlocking relationships as defined by the Securities and Exchange Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The following table presents certain information as of June 30, 1998, except as otherwise noted, regarding the equity securities of Unit beneficially owned by (i) the directors, (ii) the executive officers named in the "Summary Compensation Table", (iii) the directors and executive officers of Unit as a group, and (iv) the only beneficial owners known to Unit to hold more than 5% of the Company's Common Stock.

                                                                               Percent of
                                              Number of Shares                 Company's
Name                                       Beneficially Owned (1)             Common Stock
-----                                      ----------------------             -------------
Directors and Executive Officers:
George Boyadjieff                                 5,761 (2)                         *
Michael J. Doyle                                222,140 (3)                        5.4%
Gary N. Patten                                   64,202 (4)                        1.6%
Edward Rogas, Jr.                                 5,761 (5)                         *
Donald M. Spero                                  13,383 (6)                         *
All Directors and Officers as a group           311,247 (7)                        7.4%
 (5 persons)


Others:
The Killen Group, Inc.                          534,300 (8)                       13.4%
1199 Lancaster Avenue
Berwyn, PA  19312-1298
Dimensional Fund Advisors, Inc.                 338,626 (9)                        8.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401
U. S. Bancorp                                  263,548 (10)                        6.6%
601 2nd Avenue South
Minneapolis, MN  55402-4302

*  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of June 30, 1998 are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person. Applicable percentages of beneficial ownership are based on 3,995,118 shares of common stock outstanding on June 30, 1998.

(2) Includes 5,761 shares which Mr. Boyadjieff has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(3) Includes 113,836 shares which Mr. Doyle has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(4) Includes 45,202 shares which Mr. Patten has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(5) Includes 5,761 shares which Mr. Rogas has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(6) Includes 13,383 shares which Mr. Spero has the right to acquire by the exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(7) Includes 183,943 shares which executive officers and directors have the right to acquire by exercise of stock options that are currently exercisable or will become exercisable within sixty (60) days of June 30, 1998.

(8) Based on Schedule 13G filed February 17, 1998, The Killen Group reports sole voting power for 267,993 shares and sole dispositive power for 534,300 shares.

(9) Based on Schedule 13G filed February 9, 1998, Dimensional Fund Advisors, Inc. reports sole voting power for 232,746 shares and sole dispositive power for 338,626 shares.

(10) Based on Schedule 13G filed February 9, 1998, U.S. Bancorp reports sole voting power for 263,548 shares and sole dispositive power for 262,548 shares.

                         COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten-percent (10%) of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of copies of such forms received by the Company during the fiscal year ended May 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's non-employee Directors receive, automatically, stock option grants under the terms of the Company's 1990 Non-Employee Director Stock Option Plan.

     During fiscal 1998, the Company repurchased 412,215 shares of its common stock for $5,049,634 ($12.25 per share), from James Levinson, a former director and Chairman of the Board, and family members. The Company also purchased Mr. and Mrs. Levinsons' stock option contracts of 18,868 shares for $54,479.

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

                                                                         Page
                                                                        ------
        Report of Independent Accountants                                 21

        Consolidated Balance Sheets - May 31, 1998 and 1997               22

        Consolidated Statement of Operations - Years Ended                23
        May 31, 1998, 1997 and 1996

        Consolidated Statement of Shareholders' Equity -                  24
        Years Ended May 31, 1998, 1997 and 1996

        Consolidated Statement of Cash Flows - Years Ended                25
        May 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements                        26

     2. Schedule II.  Valuation and Qualifying Accounts

        Financial Statement Schedules.  All other schedules are omitted because
        ------------------------------
        they are not required, are not applicable, or the information is included in the consolidated financial statements or notes hereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated
        ---------
        by reference into, this Report on Form 10-K.


EXHIBIT NUMBER:               Description:
---------------               ------------

     3.1                      Registrant's Articles of Incorporation.  (Incorporated by
                              reference to Exhibit 3.1 of Annual Report on Form 10K
                              for the fiscal year ended May 31, 1996.)
     3.2                      Registrant's By-laws.  (Incorporated by reference to
                              Exhibit 3.2 of Annual Report on Form 10K for the fiscal
                              year ended May 31, 1996.)
     4.3                      Specimen Stock Certificate.  (Incorporated by reference to
                              Exhibit 4.3 of Annual Report on Form 10K for the fiscal
                              year ended May 31, 1996.)
    10.1*                     Form of Unfunded Deferred Compensation Agreement, as
                              amended.  (Incorporated by reference to Exhibit 10(a) of
                              Registrant's Quarterly Report on Form 10-Q for the fiscal
                              quarter ended August 31, 1983.)
    10.2*                     1987 Stock Plan, as amended.  (Incorporated by reference
                              to Exhibit 4.1 of Registrant's Registration Statement on
                              Form S-8 (No. 33-37292) filed on October 15, 1990.)
    10.3*                     1990 Non-Employee Director Stock Option Plan, as amended.
                              (Incorporated by reference to Exhibit 4.1 of Registrant's
                              Registration Statement on Form S-8 (No. 33-58550) filed on
                              February 17, 1993.)
    10.4                      Stock Purchase Agreement dated as of January 19, 1995 by
                              the Company and James Howden & Godfrey Overseas Limited.
                              (Incorporated by reference to Exhibit 2.1 to Registrant's
                              Current Report on Form 8-K dated January 19, 1995.)
    10.5                      Asset Purchase Agreement dated as of August 14, 1995 by
                              the Company and Snap-tite, Inc.  (Incorporated by
                              reference to Exhibit 10(p) to Registrant's Annual Report
                              on Form 10-K for the fiscal year ended May 31, 1995.)
    10.6                      Share Repurchase Agreement dated as of June 22, 1995 by
                              and among James C. Levinson, Marilyn Gasche Levinson,  the
                              J & L Levinson Partnership and the Company. (Incorporated
                              by reference to Exhibit 10(q) to Registrant's Annual
                              Report on Form 10-K for the fiscal year ended May 31,
                              1995.)
    10.7                      Plan of Merger merging Autoclave Engineers, Inc. (a
                              Pennsylvania Corporation) with and into Unit Instruments,
                              Inc. (a California corporation).  (Incorporated by
                              reference to Exhibit 2.1 to Registrant's Current Report on
                              Form 8-K dated November 22, 1995.)

10.8                       Business Loan Agreement dated January 23, 1996 by the
                           Company and Bank of America, NTSA.  (Incorporated by
                           reference to Exhibit 10.8 of Annual Report on Form 10K
                           for the year ended May 31, 1996.)
10.9*                      Form of Involuntary Severance Agreement with certain
                           officers of the Company.  (Incorporated by reference
                           to Exhibit 10.9 of Annual Report on Form 10K for the year
                           ended May 31, 1996.)
10.10                      Agreement and Plan of Reorganization and Merger dated
                           April 23, 1996 among the Company, CSI Acquisition
                           Corporation and Control Systems, Inc.  (Incorporated by
                           reference to Exhibit 10.10 of Annual Report on Form 10K
                           for the year ended May 31, 1996.)
10.11                      Stock Repurchase Agreement dated January 2, 1998 by and
                           among the Company and James C. Levinson and Marilyn G.
                           Levinson.
10.12*                     1997 Stock Incentive Plan
10.13                      Agreement and Plan of Merger dated July 2, 1998 by and
                           between the Company, Kinetics Acquisition Corp., and
                           United States Filter Corporation.  (Incorporated by
                           reference to Exhibit 3.1 of Current Report on Form 8-K
                           dated July 2, 1998.)
10.14                      First Amendment to the Agreement and Plan of Merger dated
                           August 5, 1998 by and between the Company, Kinetics
                           Acquisition Corp., and United States Filter Corporation.
22.1                       Subsidiaries of Registrant.
23.1                       Consent of Independent Accountants.
27.1                       Financial Data Schedule (for electronic filing only.)
27.2                       Restated Financial Data Schedule (for electronic filing only.)
27.3                       Restated Financial Data Schedule (for electronic filing only.)

   Items marked with an asterisk (*) are management contracts or compensatory contracts or arrangements.

(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during quarter ended May 31, 1998.

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

Date:  July 21, 1998


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


        SIGNATURE                            TITLE                               DATE
-------------------------     --------------------------------     ------------------------------

/s/ Michael J. Doyle             President, Chief Executive                  July 21, 1998
-------------------------        Officer
 (Michael J. Doyle)

/s/ Gary N. Patten               Chief Financial Officer,                    July 21, 1998
-------------------------        Chief Accounting Officer and
 (Gary N. Patten)                Secretary


/s/ George Boyadjieff            Director                                    July 21, 1998
-------------------------
 (George Boyadjieff)

/s/ Edward Rogas                 Director                                    July 21, 1998
-------------------------
 (Edward Rogas)

/s/ Donald M. Spero              Director                                    July 21, 1998
-------------------------
 (Donald M. Spero)

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS
                                         ------------------------------
                                             CHARGED TO     CHARGED TO
                             BALANCE AT      COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                 MAY 31, 1995      EXPENSES       ACCOUNTS      DEDUCTIONS     MAY 31, 1996
-----------                --------------   ------------   ------------   ------------   ---------------

Bad debt reserve               110,000         32,000             --          7,000           135,000
Inventory reserve              207,000        850,000             --        641,000           416,000


                                                     ADDITIONS
                                         ------------------------------
                                             CHARGED TO     CHARGED TO
                             BALANCE AT      COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                 MAY 31, 1996      EXPENSES       ACCOUNTS      DEDUCTIONS     MAY 31, 1997
-----------                --------------   ------------   ------------   ------------   ---------------
Bad debt reserve               135,000         24,000             --         10,000           149,000
Inventory reserve              416,000        590,000             --        475,000           531,000


                                                     ADDITIONS
                                         ------------------------------
                                             CHARGED TO     CHARGED TO
                             BALANCE AT      COSTS AND        OTHER                        BALANCE AT
DESCRIPTION                 MAY 31, 1997      EXPENSES       ACCOUNTS      DEDUCTIONS     MAY 31, 1998
-----------                --------------   ------------   ------------   ------------   ---------------
Bad debt reserve               149,000        114,000             --        128,000           135,000
Inventory reserve              531,000      1,710,000             --      1,478,000           763,000