Form 10-Q
period 1998-08-29
UNIT INSTRUMENTS INC
filed 1998-10-07
CIK 350067

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   August 29, 1998

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


       Registrant's telephone number, including area code: (714) 921-2640


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes xxx   No
                                               ---      ---


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Classes                      Outstanding at September 25, 1998:
                -------                      ----------------------------------

  Common Stock $.15 Par Value...............              3,995,118

================================================================================

                            UNIT INSTRUMENTS, INC.

                                     INDEX

                                                                                    Page No.
                                                                                    --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets........................................          3-4
August 29, 1998 and May 31, 1998

Condensed Consolidated Statements of Operations..............................            5
Three months ended August 29, 1998 and August 30, 1997

Condensed Consolidated Statements of Cash Flows..............................            6
Three months ended August 29, 1998 and August 30, 1997

Notes to Condensed Consolidated Financial Statements.........................          7-8

Management's Discussion and Analysis of......................................         9-15
Financial Condition and Results of Operations

Part II.  Other Information                                                          14-16

Item 6    Exhibits and Reports on Form 8-K...................................           16

PART 1.  FINANCIAL INFORMATION

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF AUGUST 29, 1998 AND MAY 31, 1998
                            (amounts in thousands)
                                  (unaudited)

                                                                 AUGUST 29                      MAY 31
                                                                   1998                          1998
                                                                 ---------                     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 9,502                       $ 9,942
  Accounts and notes receivable                                     4,073                         6,529
  Inventories                                                       6,853                         7,638
  Income taxes refundable                                           1,221                           735
  Prepaid expenses and other                                          305                           277
  Deferred taxes                                                    1,114                         1,114
                                                                  -------                       -------
Total current assets                                               23,068                        26,235
Property, plant and equipment, at cost:
  Buildings and improvements                                        5,424                         5,422
  Machinery and equipment                                          13,765                        13,601
                                                                  -------                       -------
                                                                   19,189                        19,023
  Less: accumulated depreciation and amortization                  11,269                        10,692
                                                                  -------                       -------
                                                                    7,920                         8,331
  Construction-in-progress                                            614                           146
                                                                  -------                       -------
Net property, plant and equipment                                   8,534                         8,477

Goodwill, net of accumulated amortization of $2,065
and $2,027 respectively                                             3,996                         4,034
Other assets                                                          506                         1,357
                                                                  -------                       -------
                                                                  $36,104                       $40,103
                                                                  =======                       =======

See accompanying notes to condensed consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF AUGUST 29, 1998 AND MAY 31, 1998
                            (amounts in thousands)
                                  (unaudited)

                                                                          AUGUST 29                      MAY 31
                                                                             1998                         1998
                                                                          ---------                    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                          $ 1,176                      $ 1,642
  Accrued compensation and benefits                                             873                          994
  Current installments on term debt                                               -                        1,438
  Other current liabilities                                                   1,981                        2,439
                                                                            -------                      -------
    Total current liabilities                                                 4,030                        6,513

Other long-term liabilities and deferred credits                                581                          580
                                                                            -------                      -------
Total Liabilities                                                             4,611                        7,093

Shareholders' equity:
  Common stock, $.15 par value; authorized shares: 12,000,000,
    issued shares: 3,995,118                                                    599                          599
  Additional paid-in capital                                                 21,972                       21,972
  Retained earnings                                                           9,444                       11,010
  Foreign currency translation adjustment                                      (522)                        (571)
                                                                            -------                      -------
    Total shareholders' equity                                               31,493                       33,010
                                                                            -------                      -------
                                                                            $36,104                      $40,103
                                                                            =======                      =======

See accompanying notes to condensed consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                                THREE MONTHS ENDED
                                                        -----------------------------------
                                                        AUGUST 29                 AUGUST 30
                                                           1998                     1997
                                                        ---------                 ---------
Net Sales                                               $    6,164                $   14,596
Operating costs and expenses:
  Cost of goods sold                                         5,211                     9,961
  Selling and administration                                 2,461                     3,108
  Restructuring costs                                          213                         -
  Research, development and engineering                        939                     1,105
                                                        ----------                ----------
    Operating income (loss)                                 (2,660)                      422

Interest income                                                165                       199
Interest expense                                                (7)                      (15)
Other income (expense), net                                     16                        (8)
                                                        ----------                ----------
Income (loss) before income taxes                           (2,486)                      598
Provision (benefit) for income taxes                          (920)                      239
                                                        ----------                ----------
Net income (loss)                                       $   (1,566)               $      359

Net income (loss) per common share:
  Basic                                                     $(0.39)                    $0.08
  Diluted                                                   $(0.39)                    $0.08

Average shares used in computing
earnings per share:
  Basic                                                  3,995,000                 4,443,000
  Diluted                                                3,995,000                 4,540,000

See accompanying notes to consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (amounts in thousands)
                                  (unaudited)

                                                                           THREE MONTHS ENDED
                                                                    -----------------------------------
                                                                    AUGUST 29                 AUGUST 30
                                                                      1998                      1997
                                                                    ---------                 ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                    $(1,566)                   $   359
  Adjustments to reconcile net income (loss) to net cash
  provided from  operating activities:
  Depreciation and amortization                                          628                        765
  Changes in assets and liabilities:
  Accounts receivable                                                  2,456                     (1,685)
  Inventories                                                            785                       (111)
  Prepaids and other assets                                               60                       (123)
  Accounts payable and accrued liabilities                            (1,045)                       454
  Income taxes                                                          (486)                       258
  Other liabilities                                                        1                        (39)
                                                                     -------                    -------
Net cash flows provided from (used in) operating activities              833                       (122)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (634)                      (246)
  Proceeds from asset sales                                                -                         22
                                                                     -------                    -------
Net cash used in investing activities                                   (634)                      (224)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Liquidation of note receivable                                         750                          -
  Change in short-term borrowings, net                                (1,438)                       (41)
  Proceeds from exercise of stock options                                  -                        682
                                                                     -------                    -------
Net cash Provided from (used in) financing activities                   (688)                       641
Effect of exchange rate changes on cash and cash equivalents:             49                          3
                                                                     -------                    -------
Net increase (decrease) in cash and cash equivalents                    (440)                       298

Cash and cash equivalents at beginning of year                         9,942                     12,203
                                                                     -------                    -------
Cash and cash equivalents at end of period                           $ 9,502                    $12,501
                                                                     =======                    =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest paid                                                        $    39                    $    15
Net payments or (refunds) of income taxes                            $  (434)                   $    19


See accompanying notes to consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (amounts in thousands)


1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at August 29, 1998 and May 31, 1998 and the results of its operations for the three month periods ended August 29, 1998 and August 30, 1997. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year.


2.   Inventories

     Inventories at August 29, 1998 and May 31, 1998 consisted of the following:

                               August 29, 1998   May 31, 1998
                               ---------------   ------------

     Raw materials                  $5,482         $6,029
     Work in process                   601            839
     Finished goods                    770            770
                                    ------         ------
        Total inventories           $6,853         $7,638
                                    ======         ======

3.   Restructuring Charges

     During the first quarter of the current fiscal year, the Company reduced its workforce by 46 positions in response to the steep downturn in the semiconductor equipment market. This workforce reduction represented approximately 15% of the Company's worldwide employment. A restructuring charge of $213,000 was recorded in the first quarter of fiscal year 1999 for severance and other related costs of these workforce reductions.

4.   Earnings Per Share

     Earnings or loss per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings per Share." Earnings or loss per share for the three month periods ended August 29, 1998 and August 30, 1997 is computed as follows:

                            UNIT INSTRUMENTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE

                                                                    THREE MONTHS ENDED
                                                         ---------------------------------------
                                                         AUGUST 29                     AUGUST 30
                                                            1998                          1997
                                                         ---------                     ---------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK HOLDERS                                     $(1,566,000)                   $  359,000
-------------------------------                           ===========                    ==========

BASIC EARNINGS (LOSS) PER SHARE
-------------------------------

Weighted average number of
shares outstanding                                         3,995,000                     4,443,000

Net income (loss) loss per share                         $     (0.39)                   $     0.08
                                                         ===========                    ==========

EARNINGS (LOSS) PER SHARE ASSUMING FULL DILUTION
------------------------------------------------

Weighted average number of
shares outstanding                                         3,995,000                     4,443,000

Common share equivalents,
assuming exercise of stock
options and warrants                                               -                        97,000
                                                          ----------                    ----------

Average shares used in
computing earnings per share                               3,995,000                     4,540,000
                                                         ===========                    ==========

Net income (loss) loss per share                         $     (0.39)                   $     0.08
                                                         ===========                    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 29, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 30,
1997

Net sales for the first fiscal quarter ended August 29, 1998 decreased 58% to $6,164,000 from $14,596,000 for the first fiscal quarter of the prior year. The substantial reduction in sales was primarily the result of a severe worldwide slump in the semiconductor equipment industry that began to affect the Company in January 1998. Management believes this industry downturn is one of the most severe the industry has experienced and is broad based in its impact. The major causes of this condition are a unique convergence of Asian economic difficulties, industry overcapacity, and a movement toward sub $1,000 personal computers.

The Company suffered a 71% drop in its shipments in both semiconductor mass flow controllers ("MFCs") and fabricated gas systems in the current period, as compared to the first quarter of fiscal 1998. In response to this downturn, the Company has increased its efforts to penetrate the industrial and medical markets with its MFCs and fabricated gas systems. Shipments to these non semiconductor customers increased to 7% of total sales in the current quarter from less than 1% of total sales in the comparable prior year period. The Company's market share in the industrial sector is still very small and management believes there is substantial opportunity to improve sales in the industrial and medical markets for MFCs and gas delivery technology.

The semiconductor equipment industry is the major market for the Company's products and will likely remain a larger share of the Company's business than the industrial and medical markets. The semiconductor equipment industry is a cyclical industry and remains depressed. The Company has not noticed any improvement in order rates but the downward trend in orders appears to have stabilized, at least currently. Industry analysts have broadly different views on when the semiconductor equipment industry will recover and what the magnitude of the evidential recovery will be.

Gross profit margin declined to 16% for the current quarter from 32% for the first quarter of the last fiscal year. The decrease resulted mainly from substantially reduced production, which increased overhead costs on a per unit basis. Labor costs per unit also increased due to reduced efficiency resulting from lower production levels. In addition, $382,000 was charged to cost of sales to supplement inventory reserves because of lower activity levels.

Selling, general and administrative ("SG&A") expenses decreased to $2,461,000 in the first quarter of fiscal 1999 from $3,108,000 for the first fiscal quarter of the prior year. The reduction resulted mainly from cost savings effected by the restructuring incurred in the third quarter of fiscal 1998. As a percent of sales, SG&A expenses increased to 40% in the current quarter from 21% in the first quarter of the prior fiscal year due to lower sales volume. In addition, the Company incurred legal fees of approximately $120,000 for merger related matters and litigation expenses pertaining to defective fasteners.

Restructuring expense of $213,000 was recorded in the current fiscal quarter. In response to the downturn in the semiconductor industry that intensified during the current quarter and the fourth quarter of fiscal 1998, the Company reduced its workforce by 46 positions, which represented approximately 15% of the worldwide workforce of the Company at the beginning of this fiscal year. The majority of the restructuring charge was for employee severance. Of the $213,000 restructuring expense recorded, $161,000 has been paid out and $52,000 is recorded as a current liability. A restructuring expense of $4,931,000 was recorded in the third quarter of fiscal 1998. Of the restructuring charge booked in the third quarter of fiscal 1998, $98,000 is classified as a current liability.

Research, development and engineering ("RD&E") expenses decreased 15% to $939,000, or 15% of sales, for the current quarter from $1,105000, or 8% of sales, in the first quarter of the prior fiscal year. RD&E activity is primarily directed towards new product development, including the Company's proprietary Z-Bloc(TM) modular gas system. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry.

Interest income declined to $165,000 in the current quarter from $199,000 in the prior year period due to lower average cash balances.

A loss before income taxes of $2,486,000 was recorded in the current quarter. A pretax profit of $598,000 was recorded in the first quarter of the prior year. The current quarter loss was mainly due to a 58% reduction in sales in the current quarter, as compared to the prior year period. For the current quarter an income tax benefit of $920,000 was recorded, which represents a 37% tax rate. The tax benefit was favorably impacted by foreign earnings subject to a lower tax rate than the statutory U. S. rate of 34%, offset with a reduction in state income tax benefits due to potential expiration of some state tax loss benefits and certain foreign losses for which no tax benefit is available.

A net loss of $1,566,000, which represents a loss of $0.39 per share, was recorded for the current quarter. Net income of $359,000 was reported for the first quarter of the prior fiscal year, which resulted in earnings per share of $0.08.


FINANCIAL CONDITION AND LIQUIDITY

Cash flows from operations were $833,000 for the first quarter of fiscal 1999. The positive cash flow from operations was materially affected by the conversion of receivables into cash that provided $2,456,000 and reduction of inventories which provided $785,000. Depreciation provided $628,000. The positive cash flows were offset by the $1,566,000 net loss and a usage of $1,045,000 due to reductions in accounts payable and accrued liabilities. Cash flows used in investing activities were $634,000, of which $528,000 was used to purchase two Nakamura lathes used for fabricating components that were previously purchased from vendors. Net cash flows used in financing activities were $688,000. Financing activities included payment of a note issued by a Japanese bank in the amount of $1,438,000 and the receipt of cash in the amount of $750,000 from Snap-tite, Inc. in payment of a note. The note was issued to the Company's predecessor in conjunction with the divestiture of the Erie, Pennsylvania autoclave business. The net cash used by the Company, including all operations, investing and financing activities, was $440,000.

Material changes in the Company's balance sheet include a reduction of accounts receivable to $4,073,000 as of August 29, 1998 from $6,529,000 as of May 31, 1998. The reduction was the result of continued receipts of payments with a lesser replacement rate due to the reduction in sales during the current period. Other assets were reduced to $506,000 at the end of the current period from $1,357,000 as of the end of the last fiscal year due to the receipt of the pay off of the $750,000 note receivable from Snap-tite, Inc. During this quarter, current installments on long term debt were eliminated from their year end fiscal 1998 balance of $1,438,000 due to the repayment of a note.

The Company has no long term or short term debt outstanding and no credit lines. Management believes the Company has the financial resources to meet its operating and capital needs for the next twelve months. See "Forward-Looking Statements."


YEAR 2000 COMPLIANCE

Virtually all business and government organizations use computers and other electronic systems in their operations. Computer software routinely uses dates in order to process information or perform calculations correctly. Software is the set of instructions used to direct the functions of computers and other electronic devices. A considerable amount of software that is currently in use today stores dates using only two digits to specify the year instead of four digits. On January 1, 2000, the computer systems that are using software that incorporates two digit date fields may not recognize the year 2000 and operate on the assumption that the year is 1900, or perhaps some other date depending on what other instructions are in the software. Such an event could cause a great deal of havoc in an organization's operations. To avoid such problems, an enterprise must update its software and possibly its equipment so that information is processed correctly. An enterprise that has corrected its Year 2000 issues is considered to be Year 2000 compliant ("compliant").

The Company uses information technology (IT) for its internal infrastructure, which consists of the main enterprise resource planning (ERP) system, individual workstations and the network system that links the individual workstations for communications purposes. It is important to the Company's operations that these computer systems be compliant. The Company also has several non IT systems that use dates electronically that must be reviewed for compliance. These include employee time clocks, security systems, clean room environmental controls, fire detection systems, gas detection systems, elevator controls, voice mail and phone systems, lawn sprinkler systems, electrical systems, numerically controlled production machinery and computer based production equipment.

The readiness of the Company to meet Year 2000 Compliance varies among the different systems. A new ERP system was placed in service in November, 1996 for purposes of improving the Company's managerial, financial and operating efficiency. The software and data base of this ERP system are compliant. However, the operating system is not in compliance with respect to some features that are not currently used by the Company. This will be remedied by installing a vendor supplied upgrade to the operating system. The other IT systems not included in the ERP that are usually considered part of an ERP system are the payroll, human resources and fixed asset systems. The human resources system and the fixed asset system are compliant. The payroll system requires a currently available upgrade to be compliant.

The Company has numerous personal computers ("PCs") that are used as employee workstations. Some of these PCs are compliant. The Company has a plan to either upgrade or replace all PCs that are not compliant. The network that links the PCs for communications purposes is composed of file servers, switches, routers and hubs. The file servers use an operating system that is not compliant. An upgrade to the operating system is available to effect compliance, which the Company plans to purchase. The switches, routers and hubs are either compliant or do not have a compliance issue.

Compliance issues can also apply to a Company's products. The Company manufactures analog and digital MFCs. The analog versions have no date information in their electronics so compliance is not an issue. The digital MFCs do have date information capability in their software and these products are compliant. The Z-Bloc(TM) product and gas fabrication products do not incorporate electronics that could cause a compliance problem.

Of the non IT systems, the computer based production equipment has been upgraded to be compliant and the numerical controlled machines do not have date information. The other non IT systems are in the process of being reviewed for compliance.

The Company has requested compliance information from its bank, benefits administrator and forty major suppliers. All have responded and the responses received have indicated that the respondents are in compliance.

The Company's new ERP system, installed in November, 1996, is compliant, notwithstanding the fact that the primary reasons for acquiring the system were not related to this compliance issue. The cost of the system was $493,000. Additional economic costs were incurred due to temporarily lower productivity because of learning curves and other intangibles. The costs the Company expects to incur to become fully compliant in all areas are as follows:

               Upgrade  PCs                   $150,000
               Upgrade UNIX system               4,000
               Upgrade payroll system            1,000
               Upgrade network servers          39,000
               Various non IT and other         10,000
                                              --------
               Total estimate                 $204,000

The source of funds for the estimated Year 2000 remediation will be provided from the Company's cash balances or cash generated from operations. The Company intends to charge such costs against earnings or a depreciating capital account, whichever is appropriate, as the costs are incurred.

The Company solved most of the potential disruption that could be caused by non compliance by its purchase of the new ERP system. However, if the Company were not to take any further action to insure compliance where compliance does not exist such as the PCs, the network server operating system and various non IT systems, various disruptions could occur. Non compliance at the PC level could reduce employee productivity by causing incorrect or misleading information. Non compliance at the network server level could interrupt email communication. Non compliance of some of the non IT systems could affect employee communications, safety and comfort. The risk from potential supplier non compliance has been reduced because the Company has added the capability of manufacturing most of its finished metal parts in house. Electronic parts are supplied by compliant vendors and other vendors are available.

The Company plans to perform the required modifications described in the previous paragraphs in order to become compliant. The Company's contingency plan for compliance is to implement the actions indicated in the previous paragraphs. Management deems the implementation of these actions to be sufficient for Year 2000 remediation. Contingency plans for the failure to implement compliance procedures have not been completed because it is the Company's intent to complete all required modifications and to test such modifications thoroughly prior to December 31, 1999.


FORWARD-LOOKING STATEMENTS

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

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, business activity levels in both the domestic and international semiconductor equipment markets, the magnitude and duration of the current industry downturn, the pending merger with U.S. Filter Corporation, the company's dependence on a few large customers, performance and industry acceptance of the company's products, specifically MultiFlo(TM) and Safe Delivery Source (SDS(TM)) MFCs, product pricing pressures, performance and profitability under fixed price contracts, expenses for extended product warranty, adequacy of cost reduction programs, the successful commercialization of the Z-Bloc(TM) Modular Gas System, development of a viable industrial sales base, failure to remediate Year 2000 issues, and other challenges from the company's competition.

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

PART II. OTHER INFORMATION

Item 5.  Significant Events

On July 2, 1998, United States Filter Corporation ("U.S. Filter"), Kinetics Acquisition Corp., a California corporation and wholly-owned subsidiary of U.S. Filter ("Subcorp"), and the Company executed an Agreement and Plan of Merger whereby Subcorp will be merged with and into the Company (the "Merger") and the Company will survive the merger and become a wholly-owned subsidiary of U.S. Filter.

Pursuant to the terms of the Agreement and Plan of Merger, U.S. Filter had a 30-day period, ending on July 31, 1998, to complete due diligence. On July 31, 1998, U.S. Filter notified the Company that it was dissatisfied with certain items relating to the Company that resulted from their due diligence review, including the declining prospects for the Company and its business due to the deteriorating fundamentals in the semiconductor equipment market, and indicated that they intended to terminate the Agreement and Plan of Merger unless these items were cured or resolved to U.S. Filter's satisfaction within 30 days. On August 5, 1998, U.S. Filter and the Company agreed to amend the terms of the Agreement and Plan of Merger and executed the First Amendment to the Agreement and Plan of Merger. With the execution of the First Amendment, U.S. Filter has agreed that their due diligence condition has been satisfied, except for the requirement that Needham & Company, Inc. ("Needham") terminate certain registration rights associated with a warrant held by Needham for 100,000 shares of the Company's common stock.

On July 7, 1998, the Company filed a Current Report on Form 8-K which summarized the Agreement and Plan of Merger and included a complete copy of the Agreement and Plan of Merger. Included with the Company's Annual Report on Form 10-K, for the period ending May 31, 1998, is Exhibit 10.14, First Amendment to the Agreement and Plan of Merger, dated August 5, 1998. The below-referenced summary of the terms of the Merger is qualified in its entirety by reference to the full text of the Agreement and Plan of Merger and to the First Amendment to the Agreement and Plan of Merger.

Upon the effectiveness of the Merger, each outstanding share of common stock, par value $0.15 per share ("Common Stock"), of the Company, with the exception of shares held by shareholders who properly exercise dissenters' rights under the Corporations Code of the State of California, will be converted into a number of shares of U.S. Filter's common stock equal to the Exchange Ratio (as defined below), collectively, the "Merger Consideration."

The exchange ratio (the "Exchange Ratio") will be calculated as follows: (a) if the average daily closing price (the "Average Closing Price") on the New York Stock Exchange of U.S. Filter's common stock during the 20 consecutive trading days ending five days prior to the Closing Date is above $26.00, the Exchange Ratio will be equal to $11.03 divided by the Average Closing Price; and (b) if the Average Closing Price is equal to or less than $26.00, the Exchange Ratio will be equal to $11.03 divided by $26.00. If the Average Closing Price is less than $24.00, the Company may terminate the Merger Agreement.

Since the date of the First Amendment, there has been substantial volatility in U.S. and non-U.S. stock markets, and the U.S. Filter Common Stock has traded below $24.00 per share on the NYSE. In light of this volatility and the recent trading prices of the U.S. Filter Common Stock, it is possible that the

Average U.S. Filter Share Price will be less than $24.00. In such event, the following may occur, in accordance with the Merger Agreement:

(a)  Board Does Not Exercise Right to Terminate Merger Agreement.  If the Board
     ------------------------------------------------------------
     does not exercise the Company's right under such circumstances to terminate the Merger Agreement, which would not require any action by the shareholders, the Merger would proceed (assuming that all other applicable conditions to closing were satisfied) and the Exchange Ratio would remain at 0.42423 shares of U.S. Filter Common Stock for each share of Common Stock.

(b)  Board Exercises Right to Terminate Merger Agreement.  The Board could,
     ----------------------------------------------------
     under such circumstances, without any action by the shareholders, exercise the Company's right to terminate the Merger Agreement.

If the Average U.S. Filter Share Price is less than $24.00, the Board would consult with its financial and legal advisors, and would make a decision as to whether to terminate the Merger Agreement based on a variety of factors, including the Average U.S. Filter Share Price, the Board's judgment as to whether the Merger Consideration would deliver more value to the shareholders than if the Company were to remain as an independent Company, and whether the Merger Consideration remains fair to the shareholders from a financial point of view as of such date. The Board may, based on such factors, determine that it is in the best interests of the Company and shareholders to proceed with the Merger, even if the Average U.S. Filter Share Price is below $24.00. The Board has not yet determined whether it would exercise the Company's right to terminate the Merger Agreement if the Average U.S. Filter Share Price is at or near the current price per share of U.S. Filter Common Stock.

Consummation of the Merger is subject to certain conditions, including approval of the respective agreements and the transactions contemplated thereby by the affirmative vote of the holders of a majority of the outstanding shares of the Common Stock entitled to vote at the Special Shareholders Meeting.

The transaction is expected to close in December, 1998. Following the merger, the Company would become a wholly-owned subsidiary within U.S. Filter's Kinetics Group ("USF Kinetics").

At the effective time (the "Effective Time") of the Merger, each outstanding stock option or warrant to purchase the Company's Common Stock would automatically convert into an option to purchase a number of shares of U.S. Filter common stock equal to (x) the number of shares of the Company's Common Stock issuable immediately as of the date of the Merger Agreement upon exercise of such stock option or warrant multiplied by (y) the Exchange Ratio with an exercise price equal to the exercise price which existed under the corresponding Company stock option or warrant divided by the Exchange Ratio, and with such other terms and conditions, subject to U.S. Filter's approval, as were in effect under such Unit stock option or warrant as of the date of the Merger Agreement.

Fractional shares will not be issued, but the pro rata portion of the net proceeds of the sale of all such shares will be paid in cash to the persons entitled thereto. As a result of the conversion of the Company's Common Stock, the Company's Common Stock will be de-listed from the Nasdaq National Market tier of The Nasdaq Stock Market and will not be listed on any national securities exchange or quoted in any inter-dealer quotation system, and holders of the Company's Common Stock will become shareholders of U.S. Filter.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule (for electronic filing only)

         (b) Reports on Form 8-K. A Current Report on form 8-K was filed on July 7, 1998 regarding a Merger Agreement dated July 2, 1998 with United States Filter Corporation.

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


                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant


Date:  October 6, 1998               /s/ Michael J. Doyle
                                     --------------------
                                     Michael J. Doyle, President
                                     and Chief Executive Officer


Date:  October 6, 1998               /s/ Gary N. Patten
                                     ------------------
                                     Gary N. Patten
                                     Chief Financial Officer