Form 10-Q
period 1998-11-28
UNIT INSTRUMENTS INC
filed 1999-01-15
CIK 350067

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:   November 28, 1998

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


      Registrant's telephone number, including area code: (714) 921-2640



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes XXX   No
                                                    ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Classes                                         Outstanding at January 15, 1999:
                  -------                                         --------------------------------
      Common Stock $.15 Par Value...............                             4,003,718

================================================================================

                             UNIT INSTRUMENTS, INC.

                                     INDEX



                                                                                          Page No.
                                                                                          --------
Part I.    Financial Information

Condensed Consolidated Balance Sheets........................................                 3-4
November 28, 1998 and May 31, 1998

Condensed Consolidated Statements of Operations..............................                   5
Three months and six months ended November 28, 1998
and November 29, 1997

Condensed Consolidated Statements of Cash Flows..............................                   6
Three months and six months ended November 28, 1998
and November 29, 1997

Notes to Condensed Consolidated Financial Statements.........................                 7-9

Management's Discussion and Analysis of......................................                9-15
Financial Condition and Results of Operations


Part II.    Other Information                                                               15-16

Item 5      Other Events.....................................................               15-16

Item 6      Exhibits and Reports on Form 8-K.................................                  16


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements



                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of November 28, 1998 and May 31, 1998
                            (amounts in thousands)
                                  (unaudited)


                                                                                         November 28,               May 31,
                                                                                             1998                    1998
                                                                                         ------------            ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  9,336              $  9,942
  Accounts and notes receivable                                                                 4,068                 6,529
  Inventories                                                                                   6,253                 7,638
  Income taxes refundable                                                                          --                   735
  Prepaid expenses and other                                                                      420                   277
  Deferred taxes                                                                                2,515                 1,114
                                                                                             --------              --------

Total current assets                                                                           22,592                26,235
Property, plant and equipment, at cost:
  Buildings and improvements                                                                    5,378                 5,422
  Machinery and equipment                                                                      14,297                13,601
                                                                                             --------              --------

                                                                                               19,675                19,023
  Less: accumulated depreciation and amortization                                              11,774                10,692
                                                                                             --------              --------

                                                                                                7,901                 8,331
  Construction-in-progress                                                                         18                   146
                                                                                             --------              --------

Net property, plant and equipment                                                               7,919                 8,477

Goodwill, net of accumulated amortization of $2,103
and $2,027 respectively                                                                         3,958                 4,034
Other assets                                                                                      605                 1,357
                                                                                             --------              --------

                                                                                             $ 35,074              $ 40,103
                                                                                             ========              ========

See accompanying notes to condensed consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of November 28, 1998 and May 31, 1998
                            (amounts in thousands)
                                  (unaudited)



                                                                                      November 28,                  May 31,
                                                                                          1998                       1998
                                                                                      ------------               ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                        $  1,404                      $  1,642
  Accrued compensation and benefits                                                            885                           994
  Current installments on term debt                                                              -                         1,438
  Other current liabilities                                                                  1,835                         2,439
  Accrued income taxes                                                                         250                            --
                                                                                          --------                      --------
    Total current liabilities                                                                4,374                         6,513

Other long-term liabilities and deferred credits                                               586                           580
                                                                                          --------                      --------
Total Liabilities                                                                            4,960                         7,093

Shareholders' equity:
  Common stock, $.15 par value; authorized shares: 12,000,000,
    issued shares: 3,995,118                                                                   599                           599
  Additional paid-in capital                                                                21,972                        21,972
  Retained earnings                                                                          8,180                        11,010
  Foreign currency translation adjustment                                                     (637)                         (571)
                                                                                          --------                      --------
    Total shareholders' equity                                                              30,114                        33,010

                                                                                          --------                      --------
                                                                                          $ 35,074                      $ 40,103
                                                                                          ========                      ========

See accompanying notes to condensed consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (amounts in thousands, except share data)
                                  (unaudited)

                                                          Three Months Ended           Six Months Ended
                                                          ------------------           ----------------
                                                        11/28/98      11/29/97      11/28/98      11/29/97
                                                       ----------    ----------    ----------    ----------
Net Sales                                              $    6,069    $   14,925    $   12,233    $   29,521
Operating costs and expenses:
  Cost of goods sold                                        5,319         9,868        10,530        19,829
  Selling, general and administrative                       2,438         3,032         4,899         6,140
  Restructuring costs                                          --            --           213            --
  Research, development and engineering                       866         1,220         1,805         2,325
                                                       ----------    ----------    ----------    ----------
    Operating income (loss)                                (2,554)          805        (5,214)        1,227

Interest income                                               122           220           287           419
Interest expense                                               (4)          (13)          (11)          (28)
Other income (expense), net                                   430           (72)          446           (80)
                                                       ----------    ----------    ----------    ----------
Income (loss) before income taxes                          (2,006)          940        (4,492)        1,538
Provision (benefit) for income taxes                         (742)          376        (1,662)          615
                                                       ----------    ----------    ----------    ----------
Net income (loss)                                      $   (1,264)   $      564    $   (2,830)   $      923
                                                       ==========    ==========    ==========    ==========

Net income (loss) per common share:
  Basic                                                $    (0.32)   $     0.13    $    (0.71)   $     0.21
                                                       ==========    ==========    ==========    ==========
  Diluted                                              $    (0.32)   $     0.12    $    (0.71)   $     0.20
                                                       ==========    ==========    ==========    ==========

Average shares used in computing
earnings per share:
  Basic                                                 3,995,000     4,509,000     3,995,000     4,476,000
  Diluted                                               3,995,000     4,621,000     3,995,000     4,581,000

See accompanying notes to consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            ( amounts in thousands)
                                  (unaudited)


                                                                                     Six Months Ended
                                                                             -----------------------------------
                                                                             November 28,           November 29,
                                                                                1998                   1997
                                                                             ------------           ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)                                                                $  (2,830)             $     923
  Adjustments to reconcile net income (loss) to net cash
  provided from operating activities:
     Depreciation and amortization                                                  1,348                  1,471
     Loss (gain) on disposal of assets                                                147                     (1)
     Deferred income taxes                                                         (1,401)                    --
  Changes in assets and liabilities:
     Accounts receivable                                                            2,461                 (1,249)
     Inventories                                                                    1,385                   (423)
     Prepaids and other assets                                                       (168)                  (222)
     Accounts payable and accrued liabilities                                        (951)                 1,010
     Income taxes                                                                     985                  2,660
     Other liabilities                                                                  6                    (89)
                                                                                 --------               --------
Net cash flows provided from operating activities                                     982                  4,080
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (834)                  (801)
     Proceeds from asset sales                                                          -                     53
                                                                                 --------               --------
Net cash used in investing activities                                                (834)                  (748)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Liquidation of note receivable                                                   750                      -
     Change in short-term borrowings, net                                          (1,438)                  (150)
     Proceeds from exercise of stock options                                            -                    810
                                                                                 --------               --------
Net cash provided from (used in) financing activities                                (688)                   660
Effect of exchange rate changes on cash and cash equivalents:                         (66)                   (98)
                                                                                 --------               --------
Net increase (decrease) in cash and cash equivalents                                 (606)                 3,894
Cash and cash equivalents at beginning of year                                      9,942                 12,203
                                                                                 --------               --------
Cash and cash equivalents at end of period                                       $  9,336               $ 16,097
                                                                                 ========               ========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Interest paid                                                                    $     32               $     13
Net refunds of income taxes                                                      $ (1,244)              $ (2,045)

See accompanying notes to consolidated financial statements

                    UNIT INSTRUMENTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except share data)


1.   Significant Accounting Policies

     The condensed consolidated financial statements included herein are based in part on estimates and include such adjustments (consisting solely of normal, recurring adjustments) which management believes are necessary for a fair presentation of the Company's financial position at November 28, 1998 and May 31, 1998 and the results of its operations for the three month and six month periods ended November 28, 1998 and November 29, 1997. The consolidated financial statements and related notes are condensed and have been prepared in accordance with generally accepted accounting principles applicable to interim periods; consequently, they do not include all generally accepted accounting disclosures required for complete annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

     The results of operations for the period presented are not necessarily indicative of results to be expected for the entire fiscal year.

2.   Inventories

     Inventories at November 28, 1998 and May 31, 1998 consisted of the following:


                               November 28, 1998          May 31, 1998
                               -----------------          ------------
     Raw materials                  $4,912                    $6,029
     Work in process                   783                       839
     Finished goods                    558                       770
                                    ------                    ------

        Total inventories           $6,253                    $7,638
                                    ======                    ======

3.   Restructuring Charges

     During the first quarter of the current fiscal year, the Company reduced its workforce by 46 positions in response to the significant downturn in the semiconductor equipment market. This workforce reduction represented approximately 15% of the Company's worldwide employment. A restructuring charge of $213 was recorded in the first quarter of fiscal year 1999 for severance and other related costs of these workforce reductions.

4.   Earnings Per Share

     Earnings or loss per share is determined in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standards No. 128, "Earnings Per Share." Earnings or (loss) per share for the three month and six month periods ended November 28, 1998 and November 29, 1997 is computed as follows:


                            UNIT INSTRUMENTS, INC.
                       COMPUTATION OF EARNINGS PER SHARE


                                                                 Three Months Ended                      Six Months Ended
                                                                 ------------------                      ----------------
                                                        November 28,        November 29,           November 28,        November 29,
                                                            1998                1997                  1998                 1997
                                                        ------------        ------------           ------------        ------------
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCK HOLDERS                                      $   (1,264)         $      564             $   (2,830)         $      923
                                                          ===========         ==========             ==========          ==========

BASIC EARNINGS (LOSS) PER SHARE
-------------------------------

Weighted average number of
shares outstanding                                         3,995,000           4,509,000              3,995,000           4,476,000


Net income (loss) loss per share                          $    (0.32)         $     0.13             $    (0.71)         $     0.21
                                                          ===========         ==========             ==========          ==========


EARNINGS (LOSS) PER SHARE ASSUMING FULL DILUTION
------------------------------------------------

Weighted average number of
shares outstanding                                         3,995,000           4,509,000              3,995,000           4,476,000

Common share equivalents,
assuming exercise of stock
options and warrants                                               -             112,000                      -             105,000
                                                          -----------         ----------             ----------          ----------

Average shares used in
computing earnings per share                                3,995,000          4,621,000              3,995,000           4,581,000
                                                          -----------         ----------             ----------          ----------

Net income (loss) loss per share                           $    (0.32)        $     0.12             $    (0.71)         $     0.20
                                                           ==========         ==========             ==========          ==========

5.   Comprehensive Income

     The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology than net income. Comprehensive income includes disclosures of certain financial information that affects the Company's equity but is not recognized in the calculation of net income.

                            UNIT INSTRUMENTS, INC.
                       STATEMENT OF COMPREHENSIVE INCOME
                            (Amounts in thousands)



                                                               Three Months Ended                    Six Months Ended
                                                               ------------------                    ----------------
                                                        November 28,       November 29,       November 28,       November 29,
                                                            1998               1997               1998               1997
                                                        ------------       ------------       ------------       ------------
Net income (loss)                                           $ (1,264)            $  564           $ (2,830)            $  923
Other comprehensive income (loss) net of tax:
     Foreign currency translation adjustments                   (115)                (1)               (66)                 2
                                                            --------             ------           --------             ------

Comprehensive income (loss)                                 $ (1,379)            $  563           $ (2,896)            $  925
                                                            ========             ======           ========             ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Unit Instruments, Inc.'s condensed consolidated financial statements and related notes included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 28, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 29, 1997

Net sales for the second fiscal quarter ended November 28, 1998 decreased 59% to $6,069,000 from $14,925,000 for the second fiscal quarter of the prior year.
The substantial reduction in sales was primarily the result of a significant downturn in the semiconductor equipment industry generally, and the resulting reduction in market demand for the Company's products and services, that began to affect the Company's business volume in January 1998.

The Company experienced a 78% drop in its shipments of semiconductor mass flow controllers ("MFCs") and a 54% reduction in its shipments of fabricated gas systems in the current period, as compared to the second quarter of fiscal 1998. In response to the downturn, the Company has increased its efforts to penetrate non-semiconductor industrial markets with its MFCs and fabricated gas systems by establishing a Process Flow Division that is aggressively pursuing these non-semiconductor markets. Sales to the non-semiconductor markets for the second quarter of fiscal 1999 increased 312% over the second quarter of the prior fiscal year. Sales to these markets have increased to 8% of total sales for the current quarter, as compared to less than 1% of sales for the prior year quarter.

The second quarter of fiscal 1999 is the third consecutive quarter that the Company has experienced sharply reduced sales volumes due to the current semiconductor equipment downturn. The Company has experienced an increase in orders for MFCs since October, but it is too soon to determine if this increase of orders constitutes a trend.

Gross profit margin declined to 12% for the current quarter from 34% for the second quarter of last fiscal year. The decrease resulted mainly from the substantially reduced sales, which increased overhead costs on a per unit basis. Labor costs per unit also increased due to lower efficiency resulting from the lower sales levels.

Selling, general and administrative ("S,G&A") expenses decreased to $2,438,000 in the second quarter of fiscal 1999 from $3,032,000 in the comparable prior year period. The reduction resulted mainly from cost savings effected by the restructuring undertaken in the third quarter of fiscal 1998. As a percentage of sales, S,G&A expenses increased to 40% in the current quarter, from 20% in the second quarter of the prior fiscal year, due to the lower sales volume. In the second quarter of the current fiscal year, the Company incurred merger expenses of $219,000.

Research, development and engineering ("RD&E") expenses decreased 29% to $866,000, or 14% of sales, for the current quarter from $1,220,000, or 8% of sales, in the second quarter of the prior fiscal year. RD&E activity is primarily directed towards new product development, including the Company's proprietary Z-Bloc modular gas system. The RD&E expenses were higher in the prior period because of non-recurring costs for the establishment of a document control system for the Z-Bloc product line, non-recurring initial development costs for the Z-Bloc product line and costs incurred to develop digitally controlled MFCs. The Company believes that the continued timely development of new products and enhancements to its existing products, is essential to maintaining its competitive position within the industry.

Interest income declined to $122,000 in the current quarter from $220,000 in the prior year period due to lower average cash balances and lower interest rates.

The Company recorded other income of $430,000 for the second quarter of fiscal 1999 as compared with other expense of $72,000 in the prior period. Of this amount, $412,000 represents a foreign currency transaction gain recognized by the Company's Japanese subsidiary with respect to its dollar denominated accounts payable.

A loss before income taxes of $2,006,000 was recorded in the current quarter. A pretax profit of $940,000 was recorded in the second quarter of the prior year. The current quarter loss was mainly due to a 59% reduction in sales in the current quarter, as compared to the prior year period. For the current quarter an income tax benefit of $742,000 was recorded, which represents a 37% tax rate. The tax benefit was favorably impacted by foreign earnings which are subject to a lower tax rate than the statutory U. S. tax rate.

A net loss of $1,264,000, which represents a loss of $0.32 per share, was recorded for the current quarter. Net income of $564,000 was reported for the second quarter of the prior fiscal year which resulted in diluted earnings per share of $0.12.


SIX MONTHS ENDED NOVEMBER 28, 1998 COMPARED TO SIX MONTHS ENDED NOVEMBER 29,
1997

Net sales for the six month period ended November 28, 1998 decreased 59% to $12,223,000 from $29,521,000 for the prior year period. The substantial reduction in sales was primarily the result of a significant downturn in the semiconductor equipment industry.

The Company experienced a 75% reduction in its shipments of semiconductor mass flow controllers ("MFCs") and a 64% drop in its shipments of fabricated gas systems in the current six month period, as compared to the prior year period. In response to the downturn, the Company has increased its efforts to penetrate non-semiconductor industrial markets with its MFCs and fabricated gas systems by establishing a Process Flow Division that is aggressively pursuing these non-semiconductor markets. Sales to the non-semiconductor markets for the current six month period increased 489% over the prior year six month period. These products have increased to 8% of total sales for the current half fiscal yea, as compared to less than 1% of sales for the comparable prior year period.

Gross profit margin declined to 14% for the current period from 33% for the six month period of last fiscal year. The decrease resulted mainly from the substantially reduced sales which increased overhead costs on a per unit basis. Labor costs per unit also increased due to lower efficiency resulting from the lower sales levels.

Selling, general and administrative ("S,G&A") expenses decreased to $4,899,000 in the current six month period from $6,140,000 in the comparable prior year period. The reduction resulted mainly from cost savings effected by the restructuring undertaken in the third quarter of fiscal 1998. As a percentage of sales, S,G&A expenses increased to 40% in the current six month period, from 21% in the first half of the prior fiscal year, due to the lower sales volume. Merger related expenses of $286,000 were recorded for the current six month period.

A restructuring expense of $213,000 was recorded in the first fiscal quarter for the reduction of 46 positions to the Company's workforce. This action was taken in response to the continued downturn in the semiconductor industry. The majority of the restructuring charge was for employee severance. Of the $213,000 restructuring expense recorded, $192,000 has been paid out and $21,000 is recorded as a current liability. The expected future benefit from the $213,000 restructuring expense recorded in the current fiscal quarter is a reduction in expense of approximately $1.9 million annually.

Research, development and engineering ("RD&E") expenses decreased 23% to $1,805,000, or 15% of sales, for the period from $2,325,000 or 8% of sales, in the prior period. RD&E activity is primarily directed towards new product development, including the Company's proprietary Z-Bloc modular gas system. The RD&E expenses were higher in the prior period because of non-recurring costs for the establishment of a document control system for the Z-Bloc product line, non-recurring initial development costs for the Z-Bloc product line and costs incurred to develop digitally controlled MFCs. The Company believes that the continued timely development of new products and enhancements to its existing products is essential to maintaining its competitive position within the industry.

Interest income declined to $287,000 in the current period from $419,000 in the prior year period due to lower average cash balances and lower interest rates.

The Company recorded other income of $446,000 for the first half of fiscal 1999 as compared with other expense of $80,000 in the prior year period. Of this amount, $366,000 represents a foreign currency transaction gain recognized by the Company's Japanese subsidiary with respect to its dollar denominated accounts payable.

A loss before income taxes of $4,492,000 was recorded in the current period. A pretax profit of $1,538,000 was recorded in the first half of the prior fiscal year. The current period loss was mainly due to a 59% reduction in sales in the current six month period, as compared to the prior year period. For the current period, an income tax benefit of $1,662,000 was recorded, which represents a 37% tax rate. The tax benefit was favorably impacted by foreign earnings that are subject to a lower tax rate than the statutory U. S. rate.

A net loss of $2,830,000, which represents a loss of $0.71 per share, was recorded for the current period. Net income of $923,000 was reported for the prior fiscal year period, which resulted in diluted earnings per share of $0.20.


FINANCIAL CONDITION AND LIQUIDITY

Cash flows from operations were $982,000 for the first half of fiscal 1999. The positive cash flow from operations was materially affected by the conversion of receivables into cash that provided $2,461,000 and reduction of inventories which provided $1,385,000. The positive cash flows were offset by the $2,830,000 net loss and a usage of $951,000 due to reductions in accounts payable and accrued liabilities. Cash used in investing activities was $834,000, of which $528,000 was used to purchase two lathes used for fabricating components that were previously purchased from vendors. Net cash used in financing activities were $688,000. Financing activities included paying down the entire outstanding balance of a note issued by a Japanese bank in the amount of $1,438,000 and the receipt of cash in the amount of $750,000 from Snap-tite, Inc. in full payment of a note receivable. The note receivable related to the Company's divestiture of its Autoclave division in 1995. The net cash used by the Company, including all operations, investing and financing activities, was $606,000.

Material changes in the Company's balance sheet include a reduction of accounts receivable to $4,068,000 as of November 29, 1998 from $6,529,000 as of May 31, 1998. The reduction was the result of lower sales during the current period. Other assets were reduced to $605,000 at the end of the current period from $1,357,000 as of the end of last fiscal year mainly due to the receipt of the pay-off of the $750,000 note receivable from Snap-tite, Inc. During the first quarter of the current fiscal year, current installments on long term debt were eliminated from their year end fiscal 1998 balance of $1,438,000 due to the repayment of a note.

The Company has no long term or short term debt outstanding and no credit lines. Management believes the Company has the financial resources to meet its operating and capital needs for at least the next twelve months. Beyond that time, if the Company's cash generated from operations is insufficient to meet the Company's financing needs, the Company will be required to obtain additional financing. There can be no assurance that such financing will be available on satisfactory terms or at all.


YEAR 2000 COMPLIANCE

Virtually all business and government organizations use computers and other electronic systems in their operations. Computer software routinely uses dates in order to process information or perform calculations correctly. A considerable amount of software that is currently in use today stores dates using only two digits to specify the year instead of four digits. On January 1, 2000, the computer systems that are using software that incorporates two digit date fields may not recognize the year 2000 and operate on the assumption that the year is 1900, or perhaps some other date depending on what other instructions are in the software. Such an event could cause a disruption to an organization's operations. To avoid such problems, an enterprise must update its software and possibly its equipment so that information is processed correctly. An enterprise that has corrected its Year 2000 issues is considered to be Year 2000 compliant ("compliant").

The Company uses information technology (IT) for its internal infrastructure, which consists of the main enterprise resource planning (ERP) system, individual workstations and the network system that links the individual workstations for communications purposes. It is important to the Company's operations that these computer systems be compliant. The Company also has several non-IT systems that use dates electronically that must be reviewed for compliance. These include employee time clocks, security systems, clean room environmental controls, fire detection systems, gas detection systems, elevator controls, voice mail and phone systems, lawn sprinkler systems, electrical systems, numerically controlled production machinery and computer based production equipment.

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

The Company has numerous personal computers ("PCs") that are used as employee workstations. Some of these PCs are compliant. The Company has a plan to either upgrade or replace all PCs that are not compliant. The network that links the PCs for communications purposes is composed of file servers, switches, routers and hubs. The file servers use an operating system that is not compliant. An upgrade to the operating system is available to effect compliance, which the Company plans to install. The switches, routers and hubs are either compliant or do not have a compliance issue.

Compliance issues can also apply to a Company's products. The Company manufactures analog and digital MFCs. The analog versions have no date information in their electronics so compliance is not an issue. The digital MFCs do have date information capability in their software and these products are compliant. The Z-Bloc product and gas fabrication products do not incorporate electronics that could cause a compliance problem.

Of the non-IT systems, the computer based production equipment has been upgraded to be compliant and the numerical controlled machines do not have date information. The other non-IT systems are in the process of being reviewed for compliance. There can be no assurance, however, that such entities will not experience Year 2000-related problems, which could have a material adverse effect on the Company.

The Company has requested compliance information from its bank, benefits administrator and forty major suppliers. All have responded and the responses received have indicated that the respondents are in compliance. There can be no assurance, however, that such entities will not experience Year 2000-related problems, which could have a material adverse effect on the Company.

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


                Upgrade  PCs                           $150,000
                Upgrade UNIX system                           0
                Upgrade payroll system                    1,000
                Upgrade network servers                  39,000
                Various non-IT and other                 20,000
                                                       --------
                Total estimate                         $210,000

The source of funds for the estimated Year 2000 remediation will be provided from the Company's cash balances or cash generated from operations. The Company intends to charge such costs against earnings or a depreciating capital account, whichever is appropriate under GAAP, as the costs are incurred.

The Company solved most of the potential disruption that could be caused by non-compliance by its purchase of the new ERP system. However, if the Company were not to take any further action to insure compliance where compliance does not exist such as the PCs, the network server operating system and various non-IT systems, various disruptions could occur. Non-compliance at the PC level could reduce employee productivity by causing incorrect or misleading information. Non-compliance at the network server level could interrupt email communication. Non-compliance of some of the non-IT systems could affect employee communications, safety and comfort. The risk from potential supplier non-compliance has been reduced because the Company has added the capability of manufacturing most of its finished metal parts in house. Electronic parts are supplied by compliant vendors and other vendors are available.

The Company plans to perform the required modifications described in the previous paragraphs in order to become compliant. The Company's contingency plan for compliance is to implement the actions indicated in the previous paragraphs. Management deems the implementation of these actions to be sufficient for Year 2000 remediation. Contingency plans for the failure to implement compliance procedures have not been completed because the Company believes that it will be able to complete all required modifications and to test such modifications thoroughly prior to December 31, 1999.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the U.S. Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company identifies important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by, or on behalf of, the Company. Any such statements are qualified by reference to the following cautionary statements.

The Company's businesses operate in a highly competitive market and are subject to many risks and uncertainties. Such risks and uncertainties include, but are not limited to, business activity levels in both the domestic and international semiconductor equipment markets, the magnitude and duration of the current industry downturn, the pending merger with a subsidiary of U.S. Filter Corporation, the company's dependence on a few large customers, performance and industry acceptance of the company's products, specifically MultiFlo and Safe Delivery Source (SDS) MFCs, product pricing pressures, performance and profitability under fixed price contracts, expenses for extended product warranty, adequacy of cost reduction programs, the successful commercialization of the Z-Bloc Modular Gas System, development of a viable industrial sales base, failure to remediate Year 2000 issues, and other challenges from the company's competition.

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


PART II.  OTHER INFORMATION

Item 5.   Other Events

          On December 17, 1998, the Company commenced the mailing of a Proxy Statement/Prospectus dated December 17, 1998 (the "Proxy Statement/Prospectus") to the Company's shareholders in connection with the proposed merger (the "Merger") of Kinetics Acquisition Corp. ("Subcorp") with and into the Company. Subcorp is a wholly-owned subsidiary of United States Filter Corporation ("U.S. Filter"). As disclosed in the Proxy Statement/Prospectus, a meeting of the Company's shareholders to vote upon the Merger is to be held on January 22, 1999. Subject to the terms and conditions of the Agreement and Plan of Merger among the Company, Subcorp and U.S. Filter dated July 2, 1998, as amended August 5, 1998 and November 10, 1998 (the

          "Merger Agreement"), the Merger is expected to be consummated as soon as practicable after the approval of the Merger by the Company's shareholders. Detailed information regarding the Merger and the Merger Agreement is set forth in the Proxy Statement/Prospectus.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 3.1   -   Second Amendment to Agreement and Plan of
               Merger dated November 10, 1998, incorporated by reference to
               Exhibit 3.1 to Current Report on Form 8-K dated November 10,
               1998.

          (b)  Exhibit 27     -   Financial Data Schedule (for electronic filing
               only)

          (c) Reports on Form 8-K. A Current Report on Form 8-K was filed on November 10, 1998 regarding a Second Amendment to a Merger Agreement of July 2, 1998 between United States Filter Corporation, Kinetics Acquisition Corp., and the Company.

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



                                     UNIT INSTRUMENTS, INC.
                                     ----------------------
                                     Registrant



Date:  January 15, 1999              /s/ Michael J. Doyle
                                     --------------------
                                     Michael J. Doyle, President
                                     and Chief Executive Officer



Date:  January 15, 1999              /s/ Gary N. Patten
                                     ------------------
                                     Gary N. Patten
                                     Chief Financial Officer